Form 10-K
period 2014-12-31
QEP Midstream Partners, LP
filed 2015-03-10
CIK 1576044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

001-36047
(Commission File No.)
QEP MIDSTREAM PARTNERS, LP
(Exact name of registrant as specified in its charter)

STATE OF DELAWARE	80-0918184
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
 19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828
(Address of principal executive offices)
210-626-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partnership Interests	New York Stock Exchange
 Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2014, the aggregate market value of common limited partner units held by non-affiliates of the registrant was approximately $592.7 million based upon the closing price of its common units on the New York Stock Exchange Composite tape. At March 2, 2015, there were 26,741,330 common units, 26,705,000 subordinated units and 1,090,495 general partner units outstanding.

QEP Midstream Partners, LP
Form 10-K for the Year Ended December 31, 2014

Explanatory Note

Certain information in this report includes periods prior to the completion of QEP Midstream Partners, LP’s initial public offering (the “IPO”) and prior to the effective dates of the agreements related to the IPO that are discussed herein. Consequently, the consolidated financial statements and related discussion of financial condition and results of operations contained in this report include periods that pertain to QEP Midstream Partners, LP Predecessor, our Predecessor for accounting purposes. Because the results of our Predecessor include results for both the properties conveyed to us in connection with the IPO and properties retained by our Predecessor, we do not consider the results of our Predecessor to be indicative of our future results.

Unless the context otherwise requires, references in this report to “Predecessor,” “we,” “our,” “us,” or like terms, when used on a historical basis (periods prior to the IPO on August 14, 2013), refer to QEP Midstream Partners, LP Predecessor. References in this report to “QEP Midstream,” the “Partnership,” “Successor,” “we,” “our,” “us,” or like terms, when used from and after the IPO in the present tense or prospectively, refer to QEP Midstream Partners, LP and its subsidiaries. For purposes of this report, “QEP Resources” refers to QEP Resources, Inc. (NYSE: QEP) and its consolidated subsidiaries and “TLLP” refers to Tesoro Logistics LP (NYSE: TLLP) and its consolidated subsidiaries.

Where You Can Find More Information

QEP Midstream files annual, quarterly, and current reports with the Securities and Exchange Commission (“SEC”). Further, the Partnership filed a registration statement on Form S-1 with the SEC in 2013 regarding the Partnership’s IPO that occurred on August 14, 2013. QEP Midstream regularly files other documents with the SEC. These reports and other information can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0213. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including QEP Midstream.

Investors can also access financial and other information via QEP Midstream’s website at www.qepm.com. QEP Midstream makes available, free of charge through the website, copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports, and all reports filed by executive officers and directors under Section 16 of the Exchange Act reporting transactions in QEP Midstream securities. Access to these reports is provided as soon as reasonably practical after such reports are electronically filed with the SEC. Information contained on or connected to QEP Midstream’s website which is not directly incorporated by reference into the Partnership’s Annual Report on Form 10-K should not be considered part of this report or any other filing made with the SEC.

QEP Midstream’s website, www.qepm.com, also contains copies of charters for the Audit and Conflict Committees, along with QEP Midstream’s Corporate Governance Guidelines and Code of Business Conduct and Ethics.

Finally, you may request a copy of filings other than an exhibit to a filing unless that exhibit is specifically incorporated by reference into that filing, at no cost by writing or calling QEP Midstream, 19100 Ridgewood Pkwy, San Antonio, Texas 78259-1828 (telephone number: 1-210-626-6000).

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include statements relating to, among other things:

•	belief that the historical financial results of our Predecessor are not indicative of actual results of operation of our Predecessor as a standalone entity and our future results;

•	favorable terms of related party agreements;

•	fees charged for firm service and the steadiness of revenues from fee-based agreements;

•	seasonality of our business;

•	estimated amounts and allocation of capital expenditures;

•	factors affecting the comparability of our operating results;

•	reasonableness of the methodologies for allocating general and administrative costs of our Predecessor;

•	estimates of contingency losses and the outcome of pending litigation and other legal proceedings;

•	drilling activity on dedicated acreage and its impact on throughput levels and production;

•	correlation of drilling activity with commodity prices and production levels;

•	impact of growth capital expenditures on operating capacity and income;

•	ability to negotiate contractual terms to generate an acceptable rate of return;

•	the timing, terms or potential structure of the proposed combination of the Partnership and TLLP;

•	our ability to maximize operating profits by minimizing operating and maintenance costs;

•	stability of operating and maintenance costs across broad ranges of throughput volumes;

•	fluctuation of operating and maintenance costs from period to period;

•	the significance of Adjusted EBITDA and Distributable Cash Flow as performance measures;

•	trends impacting our business;

•	anticipated levels of exploration and production activities in the areas we operate;

•	impact of oil and natural gas prices on production rates;

•	decline in production from the various properties dedicated to our gathering systems;

•	impact of inflation and our ability to recover higher operating costs from our customers;

•	impact of interest rates on our unit price, cost of capital and ability to raise funds, expand operations or make future acquisitions;

•	impact of regulations on our compliance costs, the time to obtain required permits and throughput in our gathering systems;

•	acquisitions of additional midstream assets from QEP Field Services, LLC (“QEPFS”) and third parties;

•	impact of changes to the funding of affiliated and third party transactions on the comparability of our cash flow statements, working capital analysis and liquidity;

•	amount, funding and timing of future cash distributions;

•	variance of growth capital expenditures from period to period;

•	funding for acquisition and growth capital expenditures;

•	sources of liquidity;

•
sufficiency of cash provided by operating activities, borrowings under our affiliate credit agreement and issuance of additional debt and equity securities to satisfy short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions;

•	exposure to credit risk resulting from the concentration of our customers;

•	impact of QEP Resources and Questar Gas Company’s (“QGC”), as our largest customers, failure to perform under the terms of our gathering agreements;

•	adequacy of our credit review procedures, loss reserves, customer deposits and collection procedures;

•	usefulness of historical data related only to properties conveyed to us in the IPO;

•	supplemental pro forma disclosures;

•	exposure to commodity price risks;

•	estimated amounts and timing of distributions; and

•	impact of recent accounting developments.

Any or all forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks or uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, the following:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for oil and natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the potential failure to complete the proposed combination with Tesoro Logistics LP;

•	the price and availability of debt and equity financing;

•	the availability and price of oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating risks and hazards incidental to transporting, storing and processing oil and natural gas, as applicable;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	production trends in our areas of operations;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in availability and cost of capital;

•	changes in tax status;

•	the effect of existing and future laws and government regulations; and

•	the effects of future litigation.

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

bpd Barrels per day.

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

gas All references to “gas” in this report refer to natural gas.

“life-of-reserves” contract A contract that remains in effect as long as commercial production of hydrocarbons is ongoing.

MBbls One thousand barrels.

Mbpd One thousand barrels per day.

MMBtu One million Btu.

MMBtu/d One million Btu per day.

MMcf One million cf.

MMCf/d One million cf per day.

NGL Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

NYSE New York Stock Exchange.

oil All references to “oil” in this report refer to crude oil.

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

FORM 10-K
ANNUAL REPORT 2014
PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

As used in this document, unless the context otherwise indicates, the terms “we,” “us,” “our,” and “the Partnership” mean QEP Midstream, one or more of our operating subsidiaries, or all of them as a whole. Unless the context otherwise requires, references to Tesoro Logistics LP (“TLLP”) refer collectively to TLLP and its subsidiaries, other than QEP Midstream, its subsidiaries and its general partner, QEP Midstream Partners GP, LLC (our “General Partner”). In August 2013, we completed the IPO of 23.0 million common units representing limited partner interests.

Overview

We are a master limited partnership formed to own, operate, acquire and develop midstream energy assets. Our primary assets consist of ownership interests in four gathering systems and two FERC-regulated pipelines through which we provide natural gas and crude oil gathering and transportation services. In addition, on July 1, 2014, the Partnership acquired a 40% interest in Green River Processing, LLC (“Green River Processing”), from QEP Field Services Company (“QEPFSC”) for $230.0 million (the “Green River Processing Acquisition”). The Green River Processing Acquisition was funded with $220.0 million of borrowings under the Partnership’s $500.0 million revolving credit facility (the “Prior Credit Facility”) and cash on hand. Our assets are located in, or are within close proximity to, the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the Williston Basin located in North Dakota. As of the year ended December 31, 2014, our gathering systems had 1,510 miles of pipeline. We believe our customers are some of the largest natural gas producers in the Rocky Mountain region.

On December 2, 2014, the midstream business of QEP Resources, Inc. (“QEP Resources”) was acquired by TLLP, which included all of the issued and outstanding membership interest of QEP Field Services, LLC (“QEPFS”), a wholly-owned subsidiary of QEPFSC formed for purposes of consummating the QEP Field Services acquisition, pursuant to the Membership Interest Purchase Agreement, dated as of October 19, 2014, by and between TLLP and QEPFSC. QEPFS is the owner of QEP Midstream’s general partner, which owns a 2% general partner interest in QEP Midstream and all of the Partnership’s incentive distribution rights. The acquisition also included an approximate 56% limited partner interest in the Partnership (collectively, the “Acquisition”). Prior to the Acquisition, QEPFSC owned and operated QEP Midstream’s general partner. This resulted in a change of control of the Partnership’s general partner and the Partnership became a consolidated subsidiary of TLLP on the acquisition date. The transaction included consideration of $230.0 million paid by TLLP to refinance the Partnership’s debt outstanding under the Prior Credit Facility. The transaction did not involve the sale or purchase of any QEP Midstream common units held by the public. Prior to this transaction, QEP Resources, through its wholly-owned subsidiary, QEPFSC, served as the Partnership’s general partner and owned a 2% general partner interest, all of the Partnership’s incentive distribution rights and an approximate 56% limited partner interest in the Partnership.

On December 2, 2014, TLLP delivered a letter to the board of directors of our General Partner (the “Board”) in which it made a non-binding proposal to merge a wholly-owned subsidiary of TLLP with the Partnership (the “Proposed Merger”). The Proposed Merger would occur in a unit-for-unit exchange at a ratio of 0.2846 TLLP common units for each outstanding QEPM common unit. The terms of any such combination have not been fully negotiated, and it will be subject to a review and approval of the Board, the board of directors of TLLP’s general partner (“TLGP”), the conflicts committee of the Board and the QEPM unitholders. The Partnership cannot predict whether the terms of a potential combination will be agreed upon by the Board, the TLGP board of directors, the conflicts committee of the Board or the unitholders of QEPM, the timing or final structure of any potential agreement, if any. TLLP’s goal is to complete the transaction during 2015.

We provide all of our gathering services through fee-based agreements, the majority of which have annual inflation adjustment mechanisms. As of December 31, 2014, approximately 81% of our revenues were generated pursuant to contracts with remaining terms in excess of five years, including 60% of our revenues that are generated pursuant to “life-of-reserves” contracts. In addition to our fee-based gathering services, we generate approximately 4% of our revenue through the sale of condensate volumes that we collect on our gathering systems, which were sold at a fixed price of $85.25 per barrel. For the year ended December 31, 2014, approximately 67% of our revenue came from QEP Resources, making QEP Resources our largest customer.

2014 Financial and Operating Highlights

Financial and operating highlights for the year ended December 31, 2014 include:

•
Generated $123.2 million of revenue, $50.0 million of net income, $88.7 million of Adjusted EBITDA and $72.4 million of Distributable Cash Flow (Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures that are reconciled in Item 6 of Part II of this Annual Report on Form 10-K);

•
Announced a first quarter 2014 distribution of $0.27 per unit, a second quarter 2014 distribution of $0.28 per unit, a third quarter 2014 distribution of $0.30 per unit and a fourth quarter 2014 distribution of $0.31 per unit; and

•	Had average gross throughput of 1.7 million MMBtu/d of natural gas, 15,787 bpd of crude oil and 13,688 bpd of water, and sold 62.4 Mbbls of condensate.

Organizational Structure

The following table and diagram illustrate our ownership and organizational structure as of December 31, 2014:

Ownership Interest
Common units held by the public	42.2%
Common units held by TLLP	6.8%
Subordinated units held by TLLP	49.0%
Long-Term Incentive Plan (LTIP) common units	*
General partner units	2.0%
Total	100.0%
*Represents less than 1% of the outstanding units.

Initial Public Offering

On August 14, 2013, the Partnership completed its IPO. As part of the IPO, QEP Midstream Partners GP, LLC and QEPFSC, collectively contributed to the Partnership a 100% ownership interest in each of QEP Midstream Partners Operating, LLC (the “Operating Company”), QEPM Gathering I, LLC and Rendezvous Pipeline Company, LLC (“Rendezvous Pipeline”), a 78% interest in Rendezvous Gas Services, L.L.C. (“Rendezvous Gas”), and a 50% equity interest in Three Rivers Gathering, L.L.C. (“Three Rivers Gathering”). The General Partner serves as general partner of the Partnership and, together with TLLP, provides services to the Partnership pursuant to the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”), entered into in connection with the Acquisition. The Amended Omnibus Agreement, dated December 2, 2014, amended and restated the Omnibus Agreement dated August 14, 2013, (the “Original Omnibus Agreement”), entered into in connection with the closing of the IPO.

Business Strategies

Our principal business objectives include the following:

•
Attracting additional third-party volumes to our systems. We actively market our midstream services to, and pursue strategic relationships with third-party producers in order to attract additional volumes to our existing systems. We believe that the location of our current systems and their direct connection to multiple interstate pipelines provides us with a competitive advantage that will attract additional third-party volumes in the future.

•
Diversifying our asset base by considering acquisition and development opportunities in new geographic areas. In addition to our existing areas of operations, we will consider diversifying our midstream business and expanding our platform for future growth through acquisition and greenfield development opportunities in geographic regions where we currently do not operate.

•
Maintaining our financial flexibility. We expect to maintain a capital structure using appropriate amounts of debt and equity financing. On December 2, 2014, in connection with the Acquisition, we entered into a $500.0 million unsecured, affiliate credit agreement (the “Affiliate Credit Agreement”).We believe that our Affiliate Credit Agreement, our ability to issue additional partnership units and long-term debt, and our relationships with TLLP and our existing joint venture partners will provide us with the financial flexibility to execute our business strategy.

•
Minimizing direct commodity price exposure. We intend to maintain our focus on providing midstream services under fee-based agreements. We have a fixed price condensate purchase agreement with QEPFS to remove price exposure associated with our condensate sales. We intend to continue to limit our direct exposure to commodity price risk and to promote cash flow stability by utilizing fee-based contracts and fixed-price crude oil and condensate sales agreements. Effective December 2, 2014, following the completion of the Acquisition, Green River Processing entered into a five-year agreement with Tesoro Refining & Marketing Company LLC, a wholly-owned subsidiary of Tesoro Corporation (“TRMC”), which transfers Green River Processing’s commodity risk exposure associated with keep-whole processing agreements to TRMC (the “Keep-Whole Commodity Agreement”). Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). Under the Keep-Whole Commodity Agreement with TRMC, TRMC pays Green River Processing a processing fee for NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of Green River Processing. Green River Processing pays TRMC a marketing fee in exchange for assuming the commodity risk.

Competitive Strengths

We believe that we are well-positioned to successfully execute our business strategies by capitalizing on the following competitive strengths:

•
Our affiliation with TLLP and QEPFS. On December 2, 2014, TLLP acquired full ownership of QEPFS, the owner of QEP Midstream’s general partner, which owns a 2% general partner interest in QEP Midstream and all of the Partnership’s incentive distribution rights and a 55.8% limited partner interest in the Partnership. As a result, we believe that TLLP and QEPFS are motivated to promote and support our business plan and to pursue projects that enhance the overall value of our business.

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

•
Experienced management and operating teams. Our ownership has changed as a result of the Acquisition. However, our executive management team has experienced operating teams in building, acquiring, financing and managing large-scale midstream and other energy assets. In addition, we employ engineering, construction and operations teams that have significant experience in designing, constructing and operating large-scale, complex midstream energy assets.

•
Financial flexibility and strong capital structure. As of December 31, 2014, we had $210.0 million outstanding out of a total borrowing capacity of $500.0 million under our Affiliate Credit Agreement. We believe that our borrowing capacity and our ability to access debt and equity capital markets will provide us with the financial flexibility necessary to achieve our business strategy.

Industry Overview

General

We provide gathering, compression, transportation and processing services to producers and users of natural gas and crude oil. The market we serve, which begins at the point of purchase at the source of production and extends to the point of distribution to the end-user customer, is commonly referred to as the “midstream” market.

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

The diagram below depicts the segments of the natural gas value chain:

Refined petroleum products, such as jet fuel, gasoline and distillate fuel oil, are all sources of energy derived from crude oil. According to the most recent EIA report on energy statistics issued in January 2015, petroleum accounted for about 36% of the nation’s total annual energy consumption during 2013. The diagram below depicts the segments of the crude oil value chain:

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

Natural Gas Transmission. Once the raw natural gas has been treated and processed, the remaining natural gas, or residue natural gas, is transported to end users. The transmission of natural gas involves the movement of pipeline-quality natural gas from gathering systems and processing facilities to wholesalers and end users, including industrial plants and local distribution companies (“LDCs”). LDCs purchase natural gas on interstate and intrastate pipelines and market that natural gas to commercial, industrial and residential end users. Transmission pipelines generally span considerable distances and consist of large-diameter pipelines that operate at higher pressures than gathering pipelines to facilitate the transportation of greater quantities of natural gas. The concentration of natural gas production in a few regions of the U.S. generally requires transmission pipelines to cross state borders to meet national demand. These pipelines are referred to as interstate pipelines and are primarily regulated by federal agencies or commissions, including the FERC. Pipelines that transport natural gas produced and consumed wholly within one state are generally referred to as intrastate pipelines. Intrastate pipelines are primarily regulated by state agencies or commissions.

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

Crude Oil Gathering and Transportation

Pipeline transportation is generally the lowest cost method for shipping crude oil and transports about two-thirds of the petroleum shipped in the U.S. Crude oil pipelines transport oil from the wellhead to logistics hubs and/or refineries. Common carrier pipelines have published tariffs that are regulated by the FERC or state authorities. Pipelines may also be proprietary or leased entirely to a single customer. Crude oil gathering assets generally consist of a network of smaller diameter pipelines that are connected directly to the well site or central receipt points delivering into larger diameter trunk lines. Logistic hubs like Cushing, OK provide storage and connections to other pipeline systems and modes of transportation, such as tankers, railroads and trucks. Trucking complements pipeline gathering systems by gathering crude oil from operators at remote wellhead locations not served by pipeline gathering systems. Trucking is generally limited to low volume, short-haul transportation because trucking costs escalate sharply with distance, making trucking the most expensive mode of crude oil transportation.

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

Gathering Contracts

Fee-Based. Under fee-based, natural gas arrangements, the service provider typically receives a fee for each unit of natural gas gathered and compressed at the wellhead. Similarly, under fee-based crude oil arrangements, the service provider typically receives a fee tied to an applicable volumetric throughput tariff rate for each unit of crude oil gathered. The services performed by the service provider typically include crude oil treating and stabilization at its facility. As a result, the service provider bears no direct commodity price risk exposure.

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

Our Relationship with TLLP and QEPFS

One of our strengths is our relationship with TLLP and QEPFS. On December 2, 2014, TLLP acquired full ownership of QEPFS, the owner of QEP Midstream’s general partner, which owns a 2% general partner interest in QEP Midstream and all of the Partnership’s incentive distribution rights and an approximate 56% limited partner interest in the Partnership. TLLP and QEPFS generate revenues by charging fees for gathering crude oil and natural gas, for terminalling, transporting and storing crude oil and refined products and for processing natural gas for affiliates and third parties.

As the owner of our 2.0% general partner interest, all of our incentive distribution rights, and a 55.8% limited partner interest in us, we believe that QEPFS is motivated to support the successful execution of our business plan and to pursue projects and acquisitions that should enhance the overall value of our business. However, QEPFS is under no obligation to make acquisition opportunities available to us, is not restricted from competing with us and may acquire, construct or dispose of midstream assets without any obligation to offer us the opportunity to purchase or construct these assets.

In addition, during 2014, the Partnership acquired 40% of the membership interests in Green River Processing. QEPFS owns the remaining 60% of Green River Processing, which owns two gas processing complexes and one fractionation facility. Refer to additional information regarding Green River Processing on page 15.

We entered into the Original Omnibus Agreement with QEP Resources in connection with the IPO. The Original Omnibus Agreement addressed our payment of fees to QEPFSC for certain general and administrative services and QEP Resources’ and QEPFSC’s indemnification of us for certain matters, including environmental, contractual, title and tax matters. In conjunction with the Acquisition, we entered into the Amended Omnibus Agreement with TLLP’s general partner, TLGP and TLLP which addresses our payment of fees to TLGP for certain general and administrative services and TLLP’s indemnification of us for certain matters, including legal, environmental, title and tax matters associated with the ownership of the assets at or before the closing of the IPO. While not the result of arm’s-length negotiations, we believe the terms of the Amended Omnibus Agreement with TLGP and TLLP are generally no less favorable to any of the parties than those that could have been negotiated with unaffiliated parties with respect to similar services. Refer to Note 4 - Related Party Transactions, in Item 8 of Part II of this Annual Report on Form 10-K.

While our relationship with TLLP and QEPFS and their subsidiaries is a strength, it is also a source of potential conflicts. Refer to Item 1A of Part I of this Annual Report on Form 10-K for additional information. Additionally, we have no control over TLLP’s or QEPFS’ business decisions and operations, and TLLP and QEPFS are under no obligation to adopt a business strategy that favors us.

Our Assets and Operations

Our primary assets consist of ownership interests in four gathering systems and two FERC-regulated pipelines. Additionally, we have a 40% interest in two gas processing complexes through the Green River Processing Acquisition. The following tables provide information regarding our assets by system as of and for the year ended December 31, 2014:

Gathering

Gathering System	Asset Type	Length (miles)	Receipt Points	Compression (bhp)	Throughput Capacity (MMcf/d) (1)		Average Daily Throughput (Thousand MMBtu/d)(`1)
Green River System
Green River Gathering Assets	Gas Gathering	365	298	41,053	737		556
	Oil/Condensate Gathering	134	107	—	7,137	(2)	3,524	(2)
	Water Gathering	25	107	—	21,990	(2)	13,688	(2)
	Oil/Condensate Transmission(3)	60	6	—	40,800	(2)	9,554	(2)
Rendezvous Gas (4)	Gas Gathering	311	3	7,800	1,032		661
Rendezvous Pipeline (3)	Gas Transmission	21	1	—	450		266
Vermillion Gathering System	Gas Gathering	504	456	23,932	212		111
Three Rivers Gathering System (5)	Gas Gathering	52	9	4,735	212		58
Williston Gathering System	Gas Gathering	20	31	239	3		2
	Oil Gathering	18	31	—	7,000	(2)	2,709	(2)
Total		1,510	1,049	77,759
____________

(1)	Represents 100% of the capacity and throughput of the systems as of and for the year ended December 31, 2014.

(2)	Capacity and throughput measured in bpd.

(3)	FERC-regulated pipeline.

(4)	Our ownership interest in Rendezvous Gas is 78%.

(5)	Our ownership interest in Three Rivers Gathering is 50%.

Green River System

Our Green River System, located in western Wyoming, consists of three integrated assets – the Green River Gathering Assets, the assets owned by Rendezvous Gas and the Rendezvous Pipeline – and gathers natural gas production from the Pinedale, Jonah and Moxa Arch fields. In addition to gathering natural gas, the system also gathers and stabilizes crude oil production from the Pinedale Field, transports the stabilized crude oil to an interstate pipeline interconnect, and gathers and handles produced and flowback water associated with well completion and production activities in the Pinedale Field.

Green River Gathering Assets

The Green River Gathering Assets are primarily supported by “life-of-reserves” and long-term, fee-based gathering agreements. The primary customers of these assets include QEP Resources, Questar Gas Company (“QGC”), and WGR Operating, LP.

Rendezvous Gas

Rendezvous Gas is a joint venture between QEP Midstream and Western Gas Partners, LP (“Western Gas”), which was formed to own and operate the infrastructure that transports gas from the Pinedale and Jonah fields to several re-delivery points, including natural gas processing facilities that are owned by QEP Midstream or Western Gas. Rendezvous Gas entered into separate agreements with QEP Midstream and Western Gas to gather the natural gas dedicated to each party from producers within an area of mutual interest.

Rendezvous Pipeline

Rendezvous Pipeline provides gas transportation services from QEPFS’ Blacks Fork processing complex in southwest Wyoming to an interconnect with the Kern River Pipeline. The capacity on the Rendezvous Pipeline system is contracted under long-term take or pay transportation contracts with remaining terms of more than nine years.

Vermillion Gathering System

The Vermillion Gathering System consists of gas gathering and compression assets located in southern Wyoming, northwest Colorado and northeast Utah. The Vermillion Gathering System is primarily supported by “life-of-reserves” and long-term, fee-based gas gathering agreements with minimum volume commitments, which are designed to ensure that we will generate a certain amount of revenue over the life of the gathering agreement by collecting either gathering fees for actual throughput or payments to cover any shortfall. The primary customers on our Vermillion Gathering System include QGC, Wexpro Development Company (“Wexpro”), QEP Resources and Chevron USA, Inc. (“Chevron”). For the year ended December 31, 2014, approximately 50% of the throughput volumes on the Vermillion Gathering System were gathered pursuant to “life-of-reserves” contracts and contracts with remaining terms of more than five years.

Three Rivers Gathering System

Three Rivers Gathering is a joint venture between QEP Midstream and Ute Energy Midstream Holdings, LLC, which was formed to transport natural gas gathered by Uintah Basin Field Services, L.L.C., an equity method investment in which QEPFS owns a 38% interest, and other third-party volumes to gas processing facilities owned by QEP Resources and third parties. The Three Rivers Gathering System is primarily supported by long-term, fee-based gas gathering agreements with minimum volume commitments. The system has aggregate minimum volume commitments of 212 thousand MMBtu/d from three different producers through 2018. The primary customers on our Three Rivers Gathering System include EnerVest Ltd., XTO Energy, Inc., Anadarko Petroleum Corporation (“Anadarko”) and QEP Resources.

Williston Gathering System

The Williston Gathering System is a crude oil and natural gas gathering system located in the Williston Basin in McLean County, North Dakota. The Williston Gathering System is primarily supported by long-term, fee-based, crude oil and gas gathering agreements with minimum volume commitments. The system has aggregate minimum volume commitments of approximately 5,600 bpd of crude oil and five thousand MMBtu/d of natural gas from one producer through 2026. QEP Resources and Marathon Oil Company are currently the only customers on our Williston Gathering System.

Processing/Treating/Fractionation

Asset	Primary Location	Asset Type	Facility Type	Throughput Capacity (MMCf/d)(1)		Average Daily Throughput (Thousand MMBtu/d)(1)
Blacks Fork Complex(2)	Green River Basin	Processing	Cryogenic/Joule-Thomson	835		486
		Fractionation	Fractionator	15,000	(3)	9,403	(3)
Emigrant Trail Complex(2)	Green River Basin	Processing	Cryogenic	55	(4)	16	(4)
Total			Processing	890		502
			Fractionation	15,000		9,403
____________

(1)	Represents 100% of the capacity and throughput of the systems as of and for the year ended December 31, 2014.

(2)	Our ownership interest in Green River Processing is 40%.

(3)	Throughput is measured in barrels of NGL per day.

(4)	Since May 2014, all Emigrant Trail processing volumes have been temporarily diverted to the Blacks Fork processing complex.

Green River Processing

Blacks Fork Complex

The Blacks Fork Processing Complex consists of three separate gas processing trains located in Sweetwater and Uinta counties, Wyoming. The Blacks Fork Processing Complex is party to a gas conditioning agreement (the “Gas Conditioning Agreement”) with QEP Midstream whereby QEP Midstream has agreed to make available to TLLP at the Blacks Fork Processing Complex natural gas volumes that it has gathered under certain “life-of-reserves” and long-term, natural gas gathering agreements with several producer customers. Pursuant to the terms of the Gas Conditioning Agreement, the Blacks Fork Processing Complex has been assigned QEP Midstream’s conditioning and keep-whole processing rights detailed in the underlying gathering agreements.

Approximately 67% of inlet volumes for the year ended December 31, 2014, were processed under a fee-based agreement with a remaining term of more than 12 years. Approximately 32% of inlet volumes for the year ended December 31, 2014, at the Blacks Fork Processing Complex were processed under the Gas Conditioning Agreement. The primary customers supplying the Blacks Fork Complex include QEP Resources, Ultra Petroleum Corporation and Questar Corporation (“Questar”). The complex receives the majority of its gas from the Pinedale Anticline and the Moxa Arch fields located in the Green River Basin of western Wyoming.

Emigrant Trail Complex

The Emigrant Trail Processing Complex consists of one cryogenic gas processing train located in Uinta County, Wyoming. The complex is supported by fee-based and keep-whole processing agreements. The primary customers supplying the Emigrant Trail Complex include Questar and Anadarko. The complex receives the majority of its gas from various gas fields along the Moxa Arch, including Church Buttes, located in the Green River Basin of western Wyoming. All Emigrant Trail processing volumes have been diverted to the Blacks Fork processing complex since May 2014 .

Competition

The midstream crude oil and natural gas industry is very competitive. Our competitors include other midstream companies, producers and intrastate and interstate pipelines. Competition for oil and natural gas volumes is primarily based on reputation, commercial terms, reliability, service levels, flexibility, access to markets, location, available capacity, capital expenditures and fuel efficiencies. Our principal competitors are Enterprise Products Partners, L.P., Western Gas and The Williams Companies, Inc.

In addition to competing for oil and natural gas volumes, we face competition for customer markets, which is primarily based on the proximity of pipelines to the markets, price and assurance of supply.

As a result of our contractual relationship with our customers under our gathering agreements, we believe that our gathering systems and other midstream assets will not face significant competition from other pipelines or facilities for the crude oil, natural gas or products transportation requirements of our customers.

Seasonality

Our operations are affected by seasonal weather conditions. For example, some of our customers cease completion activity on drilled wells in the Pinedale Field from approximately December through March of each year, due to adverse weather conditions. As a result, we generally do not add throughput on our Green River System during this period, and existing levels of throughput typically decline as the wells connected to our Green River System experience natural production declines. Condensate sales, however, tend to increase in the first quarter, as the colder ground causes more condensate to fall out of the gas stream in our gathering system. We expect the impact of such seasonality to diminish as we expand our existing assets or acquire additional assets.

Insurance

Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We are covered under insurance policies held by TLLP and it’s sponsor, Tesoro Corporation (“Tesoro”), for which we reimburse TLGP, pursuant to the terms of the Amended Omnibus Agreement. Our property and casualty insurance program includes coverage for physical damage to our properties, third-party liability, pollution, workers’ compensation, auto liability, and employers’ liability. Our insurance coverage includes deductibles that must be met prior to recovery. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect the Partnership against liability or loss from all potential consequences and damages. All insurance coverage is in amounts which management believes are reasonable and appropriate. As we continue to grow, we will continue to evaluate our policy limits and retentions as they relate to the overall cost and scope of our insurance program.

Safety and Maintenance

Some of our natural gas pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Pipeline Safety Improvement Act of 2002 (“PSIA”) as reauthorized and amended by the PIPES Act of 2006 (“Pipes Act”). The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas (“HCAs”). Our crude oil pipeline and certain of our crude gathering lines are subject to regulation by PHMSA under the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”) which requires PHMSA to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline, and the Pipeline Safety Act of 1992 (“PSA”) added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, established safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in HCAs, defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act of 1996 (“APSA”) which limited the operator identification requirement to operators of pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. In the Pipes Act, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management.

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

Although many of our pipeline facilities fall within a class that is currently not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our non-exempt pipelines, particularly our Rendezvous Pipeline assets and our Green River and Williston gathering systems. In 2014, we incurred approximately $0.9 million to complete the testing required by existing Department of Transportation (“DOT”) regulations and their state counterparts. We currently estimate that we will incur approximately $0.6 million in costs during 2015 related to DOT regulations. Such costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, if we fail to comply with DOT or comparable state regulations, we could be subject to penalties and fines. If future DOT pipeline integrity management regulations were to require that we expand our integrity management program to currently unregulated pipelines, including gathering lines, costs associated with compliance may have a material effect on our operations.

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

In addition, we are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the U.S. Environmental Protection Agency (“EPA”) community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds or any process which involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling points without the benefit of chilling or refrigeration are exempt. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we are in material compliance with all applicable laws and regulations relating to worker health and safety.

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

Regulation of the Industry and Our Operations as to Rates and Terms and Conditions of Service

Gathering Pipeline Regulation

Section 1(b) of the Natural Gas Act of 1938 (“NGA”) exempts natural gas gathering facilities from the jurisdiction of the FERC. We believe that our natural gas pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and are, therefore, not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis. Therefore, the classification and regulation of our gathering facilities are subject to change based on future determinations by the FERC, the courts or Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. In recent years, the FERC has taken a more light-handed approach to regulation of the gathering activities of interstate pipeline transmission companies, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels. Our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services.

States may regulate gathering pipelines. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based regulation. Our natural gas and crude oil gathering operations are subject to ratable take and common purchaser statutes in most of the states in which we operate. These statutes generally require our gathering pipelines to take natural gas or crude oil without undue discrimination as to source of supply or producer, and are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas or crude oil. States in which we operate have adopted a complaint-based regulation of natural gas or crude oil gathering activities, which allows natural gas or crude oil producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination. We cannot predict whether such a complaint will be filed against us in the future. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies. To date, there has been no adverse effect to our system due to these regulations.

Interstate Pipelines

We own a natural gas pipeline, located in Wyoming, which transports gas to downstream interstate pipelines and is therefore considered to be engaged in interstate commerce. Under the NGA, the FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation of interstate pipelines extends to such matters as rates, services, and terms and conditions of service; the types of services offered to customers; the certification and construction of new facilities; the acquisition, extension, disposition or abandonment of facilities; the maintenance of accounts and records; relationships between affiliated companies involved in certain aspects of the natural gas business; the initiation and continuation of services; market manipulation in connection with interstate sales, purchases or transportation of natural gas; and participation by interstate pipelines in cash management arrangements. Natural gas companies are prohibited from charging rates that have been determined not to be just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.

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

The Rendezvous interstate natural gas pipeline is subject to a number of the FERC rules and policies, including certain of FERC’s standards of conduct from which it has previously received a partial waiver, and market behavior rules. In 2008, the FERC issued Order No. 717, a final rule that implements standards of conduct that include three primary rules: (1) the “independent functioning rule,” which requires transmission function and marketing function employees to operate independently of each other; (2) the “no-conduit rule,” which prohibits passing transmission function information to marketing function employees; and (3) the “transparency rule,” which imposes posting requirements to help detect any instances of undue preference. The FERC also clarified in Order No. 717 that existing waivers to the standards of conduct will continue in full force and effect. The FERC has issued a number of orders clarifying certain provisions of the standards of conduct under Order No. 717, however the subsequent orders did not substantively alter the standards of conduct.

Petroleum Pipelines

Our crude oil pipeline located in Wyoming is a common carrier of crude oil subject to regulation by various federal agencies. The FERC regulates interstate pipeline transportation of crude oil, petroleum products and other liquids, such as NGLs, under the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on petroleum pipelines be just and reasonable and not be unduly discriminatory or confer any undue preference upon any shipper. In accordance with FERC regulations, we file transportation rates and terms and conditions of service with the FERC. Under the ICA, interested persons may challenge new or changed rates or services. The FERC is authorized to investigate such charges and may suspend the effectiveness of a challenged rate for up to seven months. A successful rate challenge could result in a petroleum pipeline paying refunds together with interest for the period that the rate was in effect. The FERC may also investigate, upon complaint or on its own motion, existing rates and related rules and may order a pipeline to change them prospectively. A shipper may obtain reparations for damages sustained for a period up to two years prior to the filing of a complaint.

EPAct 1992 required the FERC to establish a simplified and generally applicable ratemaking methodology for interstate petroleum pipelines. As a result, the FERC adopted an indexed rate methodology, which, as currently in effect, allows interstate petroleum pipelines to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods (“PPI”) as provided by the U.S. Department of Labor, Bureau of Labor Statistics. The FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011 and ending June 30, 2016, pipelines charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 2.65%. The indexing methodology is applicable to existing rates with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but is permitted to do so, and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.

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

Hazardous Substances and Wastes

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, non-hazardous and hazardous solid wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of non-hazardous and hazardous solid waste and may impose strict joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or the “Superfund law”) and some comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate industrial wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both non-hazardous and hazardous solid wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. We generate little hazardous waste; however, it is possible that some or all of the waste we currently generate and that are classified as non-hazardous wastes will in the future be designated as “hazardous wastes” and, therefore, become subject to more rigorous and costly disposal requirements. Moreover, from time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for non-hazardous wastes, including natural gas wastes. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses or otherwise impose limits or restrictions on our operations or those of our customers.

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

Oil Pollution Act

In 1994, the EPA adopted regulations under the Oil Pollution Act of 1990 (“OPA”). These oil pollution prevention regulations, as amended several times since their original adoption, require the preparation of a Spill Prevention Control and Countermeasure Plan (“SPCC plan”) for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. We believe that none of our facilities is materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

Air Emissions

Our operations are subject to the federal Clean Air Act (“CAA”) and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our compressor stations and processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we are in substantial compliance with these requirements. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

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

Endangered Species

The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. While some of our pipelines may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans or limit future development activity in the affected areas.

National Environmental Policy Act

The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA and, as a result, many activities requiring FERC approval must undergo NEPA review. Many of our activities are covered under categorical exclusions, which results in a shorter NEPA review process. The Council on Environmental Quality (“CEQ”) has announced an intention to reinvigorate NEPA reviews and in March 2012 issued final guidance. In December 2014, the CEQ issued draft guidance on the consideration of greenhouse gas emissions in NEPA reviews. Each of these may result in longer review processes that could lead to delays and increased costs that could materially adversely affect our revenues and results of operations.

Climate Change

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as Greenhouse Gases (“GHG”) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. EPA adopted two sets of related rules, one of which purports to regulate emissions of GHG from motor vehicles and the other of which regulates emissions of GHG from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective in January 2011. The EPA adopted the stationary source rule, also known as the “Tailoring Rule,” in May 2010, and it also became effective in January 2011. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including NGL fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities. In addition, the EPA has continued to adopt GHG regulations of other industries, such as the March 2012 proposed GHG rule restricting future development of coal-fired power plants. As a result of this continued regulatory focus, future GHG regulations of the oil and natural gas industry remain a possibility. We monitor and report our GHG emissions.

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

Hydraulic Fracturing

A majority of our customers’ natural gas production is developed from unconventional sources, such as shales and tight sandstones, that require hydraulic fracturing as part of the well completion process. Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The process is typically regulated by state oil and natural-gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has begun the process of drafting guidance documents related to this newly asserted regulatory authority. In addition, from time to time, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process.

Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing, with the results expected to be available in 2015. In addition, on October 20, 2011, the EPA announced its intention to propose regulations by 2014 under the federal Clean Water Act to develop standards for wastewater discharges from hydraulic fracturing and other natural gas production activities. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. In addition, the U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. Certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural-gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural-gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural-gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. Depending on the outcome of these studies, federal and state legislatures and agencies may seek to further regulate hydraulic fracturing activities.

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

Anti-terrorism Measures

The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security (“DHS”) to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to this act and, on November 20, 2007, further issued an Appendix A to the interim rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. Covered facilities that are determined by DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information.

While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered in the U.S. Congress and by U.S. Executive Branch departments and agencies, including the DHS, and we may become subject to such standards in the future. We are currently implementing our own cyber-security programs and protocols; however, we cannot guarantee their effectiveness. A significant cyber-attack could have a material effect on operations and those of our customers.

Significant Customers

The Partnership’s five largest customers accounted for 91% in aggregate of QEP Midstream’s revenues for the year ended December 31, 2014. Management believes that there is a low risk of loss of any of these customers as a result of the existing contractual agreements, and therefore, a limited risk to the financial position or results of operations of QEP Midstream. During the year ended December 31, 2014, QEP Resources accounted for 67% of the Partnership’s total revenues and QGC accounted for 15% of the Partnership’s total revenues.

Employees

We are managed and operated by the executive officers of the General Partner with oversight provided by the Board. Neither we nor our subsidiaries have any employees. The General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of the General Partner. As of December 31, 2014, the General Partner and its affiliates have approximately 200 employees performing services for our operations. We believe that our General Partner and its affiliates have a satisfactory relationship with those employees.

ITEM 1A. RISK FACTORS

Investors should read carefully the following factors as well as the cautionary statements referred to in “Forward-Looking Statements” herein. If any of the risks and uncertainties described below or elsewhere in this Annual Report actually occur, the Partnership’s business, financial condition or results of operations could be materially adversely affected.

We May Not Have Sufficient Cash from Operations Following the Establishment of Cash Reserves and Payment of Fees and Expenses, Including Cost Reimbursements to Our General Partner, to Enable Us to Pay the Minimum Quarterly Distribution, or Any Distribution, to Holders of Our Common and Subordinated Units. In order to pay the minimum quarterly distribution of $0.25 per unit per quarter, or $1.00 per unit on an annualized basis, we will require available cash of approximately $13.6 million per quarter, or $54.5 million per year, based on the number of common, subordinated and general partner units outstanding as of the end of the period. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

We Depend on a Relatively Limited Number of Customers for a Significant Portion of Our Revenues. The Loss of, or Material Nonpayment or Nonperformance By, Any One or More of These Customers Could Adversely Affect Our Ability to Make Cash Distributions Our Unitholders. A significant percentage of our revenue is attributable to a relatively limited number of customers. Our top five customers accounted for over 90% of our revenue for the year ended December 31, 2014. We have gathering contracts with each of these customers of varying duration and commercial terms. If we were unable to renew our contracts with one or more of these customers on favorable terms, we may not be able to replace any of these customers in a timely fashion, on favorable terms or at all. QEP Resources and QGC accounted for approximately 67% and 15%, respectively, of our revenue for the year ended December 31, 2014. In addition, some of our customers may have material financial or liquidity issues or may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better-capitalized companies. Further, we undertake capital expenditures based on commitments from customers which we rely upon to realize the expected return on those expenditures, and nonperformance by our customers on those commitments could result in substantial losses to us. Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue and cash flows and our ability to make cash distributions to our unitholders. In any of these situations, our revenues and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.

Although the Acquisition is Completed, a Combination With TLLP May Not Be Consummated. Following the closing of the Acquisition on December 2, 2014, TLLP submitted a proposal to the conflicts committee of the Board to combine TLLP and the Partnership in a unit-for-unit exchange. The terms of any such combination have not been fully negotiated, and we expect that it will be subject to the review and approval of the board of TLGP, the conflicts committee of the Board and the Partnership’s common unitholders. We cannot predict whether the terms of a potential combination will be agreed upon by the board of TLGP, the conflicts committee of the Board or approved by the Partnership’s common unitholders. We also cannot predict the timing or final structure of any potential transaction or whether a combination will occur at all. TLLP has indicated that it is not interested in selling its interests in the Partnership. If the potential combination with TLLP does not occur, then our strategic options may be limited and, as a result, our business prospects may be negatively affected.

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

Our gathering systems are the subject of ongoing litigation between QGC and QEPFSC. For more information regarding the litigation with QGC, refer to Note 10 - Commitments and Contingencies, in Item 8 of Part II, and Legal Proceedings in Item 3, Part I of this Annual Report on Form 10-K.

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

Our Industry Is Highly Competitive, and Increased Competitive Pressure Could Adversely Affect Our Business and Operating Results. We compete with other similarly sized midstream companies in our areas of operation. Some of our competitors have greater financial, managerial and other resources than we do. In addition, some of our competitors have assets in closer proximity to oil and natural gas supplies and have available idle capacity in existing assets that would not require new capital investments for use. Our competitors may expand or construct gathering systems and processing, treating and fractionation facilities that would create additional competition for the services we provide to our customers. In addition, our customers may develop their own gathering systems and processing, treating and fractionation facilities in lieu of using ours. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flow could be adversely affected by the activities of our competitors and our customers. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Some of Our Gathering and Processing Agreements Contain Provisions that can Reduce the Cash Flow Stability that the Agreements were Designed to Achieve. Several of our gathering agreements and processing agreements contain minimum volume commitments that are designed to generate stable cash flows to us from our customers over a specified period of time, while also minimizing direct commodity price risk. Under these minimum volume commitments, our customers agree to ship a minimum volume of oil or natural gas on our gathering systems or to process a minimum volume of natural gas at our processing complexes over certain periods during the term of the agreement. In addition, certain of our gathering and processing agreements also include an aggregate minimum volume commitment, which is a total amount of oil or natural gas that the customer must transport on our gathering systems or process at our processing complexes over a term specified in the agreement. In these cases, once a customer achieves its aggregate minimum volume commitment, any remaining future minimum volume commitments will terminate and the customer will then simply pay the applicable gathering or processing rate multiplied by the actual throughput volumes shipped or volumes processed.

If a customer’s actual throughput volumes or volumes processed are less than its minimum volume commitment for the applicable period, it must make a deficiency payment to us at the end of that contract year or the term of the minimum volume commitment, as applicable. The amount of the deficiency payment is based on the difference between the actual throughput volume shipped or processed for the applicable period and the minimum volume commitment for the applicable period, multiplied by the applicable gathering or processing fee. To the extent that a customer’s actual throughput volumes or volumes processed are above or below its minimum volume commitment for the applicable period, several of our gathering and processing agreements with minimum volume commitments contain provisions that allow the customer to use the excess volumes or the shortfall payment as credit against future excess volumes or future shortfall payments in subsequent periods. These provisions include the following:

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

Our Business Involves Many Hazards and Operational Risks, Some of Which May Not Be Fully Covered By Insurance. If a Significant Accident or Event Occurs for Which We Are Not Adequately Insured, or If We Fail to Recover All Anticipated Insurance Proceeds for Significant Accidents or Events for Which We Are Insured, Our Operations and Financial Results Could Be Adversely Affected. Our operations are subject to all of the risks and hazards inherent in the gathering and transportation of crude oil and natural gas, the processing and treating of natural gas, and the fractionation and transportation of NGL, including:

•	damage to pipelines and plants, related equipment and surrounding properties caused by natural disasters, acts of terrorism and actions by third parties;

•	damage from construction, vehicles, farm and utility equipment or other causes;

•	leaks of oil, natural gas and other hydrocarbons or losses of oil, natural gas, or NGL as a result of the malfunction of equipment or facilities;

•	ruptures, fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

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

We Consider Strategic Acquisition Opportunities. If We Are Unable to Make Acquisitions on Economically Acceptable Terms, Our Future Growth Will Be Affected. In Addition, the Acquisitions We Do Make May Reduce, Rather Than Increase, Our Cash Generated from Operations on a Per Unit Basis. Our ability to grow is affected, in part, by our ability to make acquisitions that increase our cash generated from operations on a per unit basis. The acquisition component of our strategy is based, in large part, on our expectation of ongoing divestitures of midstream energy assets by industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase our cash distributions to our unitholders.

If we are unable to make accretive acquisitions, whether because we are (i) unable to identify attractive acquisition prospects or negotiate acceptable purchase contracts, (ii) unable to obtain financing for these acquisitions on economically acceptable terms or (iii) outbid by competitors or for any other reason, then our future growth and ability to increase cash distributions could be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis.

Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenue, costs and synergies;

•	an inability to secure adequate customer commitments to use the acquired systems or facilities;

•	coordinating geographically disparate organizations, systems and facilities;

•	the assumption of unknown liabilities for which we have no recourse under applicable indemnification provisions;

•	limitations on the right to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new geographic areas and business lines; and

•	customer or key employee losses at the acquired businesses.

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

The Credit and Risk Profile of Our General Partner and Its Owner, TLLP, Could Adversely Affect Our Credit Ratings and Risk Profile, Which Could Increase Our Borrowing Costs or Hinder Our Ability to Raise Capital. The credit and business risk profiles of our General Partner and TLLP may be factors considered in credit evaluations of us. This is because our General Partner, which is owned by TLLP, controls our business activities, including our cash distribution policy and growth strategy. Any adverse change in the financial condition of TLLP, including the degree of its financial leverage and its dependence on cash flow from us to service its indebtedness, or a downgrade of TLLP’s grade credit rating, may adversely affect our credit ratings and risk profile. If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage of our General Partner or TLLP, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service may consider the leverage and credit profile of TLLP and its subsidiaries because of their ownership interest in and control of us. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make distributions to common unitholders.

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

Debt We Incur in the Future May Limit Our Flexibility to Obtain Financing and to Pursue Other Business Opportunities.
As of December 31, 2014, we had $210.0 million outstanding and a borrowing capacity of $500.0 million under our Affiliate Credit Agreement. Our future level of debt could have important consequences for us, including the following:

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

Restrictions in Our Affiliate Credit Agreement Could Adversely Affect Our Business, Financial Condition, Results of Operations, Ability to Make Distributions to Unitholders and Value of Our Common Units. The Affiliate Credit Agreement is likely to limit our ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	make capital expenditures;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

The Affiliate Credit Agreement also includes covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests.

The provisions of the Affiliate Credit Agreement may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Affiliate Credit Agreement could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

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

Certain of Our Facilities Are Located On Native American Tribal Lands and Are Subject to Various Federal and Tribal Approvals and Regulations, Which May Increase Our Costs and Delay or Prevent Our Efforts to Conduct Planned Operations. Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affair and the Office of Natural Resources Revenue, along with each Native American tribe, promulgate and enforce regulations pertaining to natural gas and oil operations on Native American tribal lands. These regulations and approval requirements relate to such matters as drilling and production requirements and environmental standards. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to operators and contractors conducting operations on Native American tribal lands. Persons conducting operations on tribal lands are generally subject to the Native American tribal court system. In addition, if our relationships with any of the relevant Native American tribes were to deteriorate, we could face significant risks to our ability to continue our operations on Native American tribal lands. One or more of these factors may increase our costs of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct, our natural gas and oil gathering operations on such lands.

Increased Regulation of Hydraulic Fracturing Could Result in Reductions or Delays in Oil and Natural Gas Production By Our Customers, Which Could Adversely Impact Our Revenues. A majority of our customers’ oil and natural gas production is developed from unconventional sources, such as shales and tight sandstones, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves using water, sand, and a small amount of certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The process is typically regulated by state oil and natural-gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act and has begun the process of drafting guidance documents related to this newly asserted regulatory authority. In addition, from time to time, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Refer to Item 1, Environmental Matters, of Part I of this Annual Report on Form 10-K for more information on the current and ongoing regulations over hydraulic fracturing.

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

The Majority of Our Pipelines Are Not Subject to Regulation By the FERC; However, a Change in the Jurisdictional Characterization of Our Assets, or a Change in Policy, Could Result in Increased Regulation of Our Assets Which Could Materially and Adversely Affect Our Financial Condition, Results of Operations and Cash Flows. A substantial majority of our assets are gas-gathering facilities or interests in gas-gathering facilities. Natural gas gathering facilities are exempt from the jurisdiction of the FERC under the NGA. Although the FERC has not made any formal determinations with respect to all of the facilities we consider to be gathering facilities, we believe that our natural gas gathering pipelines meet the traditional tests that the FERC has used to determine if a pipeline is a gathering pipeline and is therefore not subject to the FERC’s jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and, over time, the FERC’s policy for determining which facilities it regulates has changed. In addition, the distinction between FERC-regulated transmission facilities, on the one hand, and gathering facilities, on the other, is a fact-based determination made by the FERC on a case-by-case basis. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the Natural Gas Policy Act (the “NGPA”). Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by the FERC.

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

Independent of Congress, the EPA is beginning to adopt regulations controlling GHG emissions under its existing Clean Air Act authority. For example, in December 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHG present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHG under existing provisions of the federal Clean Air Act. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. In addition, in September 2009, the EPA issued a final rule requiring the monitoring and reporting of GHG emissions from specified large greenhouse gas emission sources in the United States and, in November 2010, expanded this existing GHG emissions reporting rule for petroleum and natural gas facilities, including natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year, requiring reporting of GHG emissions by regulated petroleum and natural gas facilities. In 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for GHG emissions under the Clean Air Act. Several of the EPA’s GHG rules are being challenged in pending court proceedings and, depending on the outcome of such proceedings, such rules may be modified or rescinded or the EPA could develop new rules.

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

The Adoption and Implementation of New Statutory and Regulatory Requirements for Swap Transactions Could Have an Adverse Impact on Our Ability to Hedge Risks Associated With Our Business and Increase the Working Capital Requirements to Conduct These Activities. In July 2010, federal legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to promulgate certain rules and regulations, including rules and regulations relating to the regulation of certain swaps entities, the clearing of certain swaps, the reporting and recordkeeping of swaps, and expanded enforcement such as establishing position limits. Although the Commodities Futures Trading Commission established position limits on certain core futures and equivalent swaps contracts, including natural gas, with exceptions for certain bona fide hedging transactions, those limits were vacated by the federal district court on September 28, 2012. The CFTC appealed this decision and on November 5, 2013, filed a consensual motion to dismiss its appeal. The same day, the CFTC proposed a new position limits rule, which would limit trading in certain futures and swap contracts. Comments on the proposed rule were due by January 22, 2015. We cannot predict whether or when the proposed rule will be adopted or the effect of the proposed rule on our business.

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

For as Long as We are an Emerging Growth Company, We Will Not Be Required to Comply with Certain Disclosure Requirements That Apply to Other Public Companies. In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our limited partner interests held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Risks Inherent in an Investment in Us

Our General Partner and Its Affiliates, Including TLLP and Tesoro, Have Conflicts of Interest with Us and Limited Duties to Us and Our Unitholders, and They May Favor Their Own Interests to Our Detriment and That of Our Unitholders. Additionally, We Have No Control Over TLLP’s Business Decisions and Operations, and neither TLLP nor any of its affiliates, including Tesoro, is Under Any Obligation to Adopt a Business Strategy That Favors Us. TLLP owns a 2.0% general partner interest and a 55.8% limited partner interest in us and owns and controls our General Partner. Additionally, Tesoro owns an approximate 2.0% general partner interest in TLLP and owns and controls its general partner. Although our General Partner has a duty to manage us in a manner that is not adverse to the best interests of our partnership and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is not adverse to the best interests of its owner, TLLP. Conflicts of interest may arise between TLLP and its affiliates, including our General Partner and Tesoro, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the General Partner may favor its own interests and the interests of its affiliates, including TLLP and Tesoro, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
neither our Partnership Agreement nor any other agreement requires TLLP or its affiliates, including Tesoro, to pursue a business strategy that favors us, and TLLP may choose to make these decisions in the best interests of TLLP and its partners and affiliates, including Tesoro. TLLP and its affiliates, including Tesoro, may choose to shift the focus of their respective investment and growth to areas not served by our assets;

•	TLLP may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

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

•
our General Partner may cause us to issue common units to it in connection with a resetting of the target distribution levels related to our General Partner’s incentive distribution rights without the approval of the Conflicts Committee of the Board of our General Partner, which we refer to as our Conflicts Committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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

Our Partnership Agreement Requires That We Distribute All of Our Available Cash, Which Could Limit Our Ability to Grow and Make Acquisitions. Our Partnership Agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and growth capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement or our Affiliate Credit Agreement on our ability to issue additional units, including units ranking senior to the common units as to distribution or liquidation, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash available to distribute to our unitholders.

While Our Partnership Agreement Requires Us to Distribute All of Our Available Cash, Our Partnership Agreement, Including the Provisions Requiring Us to Make Cash Distributions, May Be Amended. While our Partnership Agreement requires us to distribute all of our available cash, our Partnership Agreement, including the provisions requiring us to make cash distributions, may be amended. Our Partnership Agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our Partnership Agreement can be amended with the consent of our General Partner and the approval of a majority of the outstanding common units (including common units held by TLLP and its affiliates) after the subordination period has ended. As of December 31, 2014, TLLP owns 13.8% of the outstanding common units and all of our outstanding subordinated units. See Part II, Item 5 Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities for a discussion of the timing for the termination of the subordination period.

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

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our Partnership Agreement provides that any determination by our General Partner must be made in good faith, and that our Conflicts Committee and the Board of our General Partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Cost Reimbursements, Which Will Be Determined in Our General Partner’s Sole Discretion, and Fees Due Our General Partner and Its Affiliates for Services Provided Will Be Substantial and Will Reduce Our Cash Available for Distribution to Our Unitholders. Under our Partnership Agreement, we are required to reimburse our General Partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our Amended Omnibus Agreement, our General Partner determines the amount of these expenses. Under the terms of the Amended Omnibus Agreement we will be required to reimburse TLGP, TLLP and its affiliates for the provision of certain general and administrative services to us. Our General Partner and its affiliates also may provide us other services for which we will be charged fees as determined by our General Partner. Payments to our General Partner and its affiliates will be substantial and will reduce the amount of cash available for distribution to unitholders.

Unitholders Have Very Limited Voting Rights and, Even If They Are Dissatisfied, They Cannot Remove Our General Partner Without Its Consent. Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our General Partner or the Board of our General Partner and will have no right to elect our General Partner or the Board of our General Partner on an annual or other continuing basis. The Board of our General Partner is chosen by the members of our General Partner, which are wholly-owned subsidiaries of TLLP, which is itself controlled by Tesoro. Furthermore, if our unitholders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Our unitholders are currently unable to remove our General Partner without its consent, because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our General Partner. As of December 31, 2014, our General Partner and its affiliates own 57.8% of the common units and subordinated units. Also, if our General Partner is removed without cause during the subordination period and common units and subordinated units held by our General Partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our General Partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

Furthermore, our unitholders’ voting rights are further restricted by the provision in our Partnership Agreement providing that any units held by a person that owns 20.0% or more of any class of units then outstanding, other than our General Partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the Board of our General Partner, cannot vote on any matter.

Our Partnership Agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our General Partner Interest or the Control of Our General Partner May Be Transferred to a Third Party Without Unitholder Consent. Our General Partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our Partnership Agreement on the ability of TLLP to transfer its membership interest in our General Partner to a third party. The new partners of our General Partner would then be in a position to replace the Board and officers of our General Partner with their own choices and to control the decisions taken by the Board and officers.

The Incentive Distribution Rights of Our General Partner May Be Transferred to a Third Party Without Unitholder Consent. Our General Partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our General Partner transfers its incentive distribution rights to a third party but retains its general partner interest, our General Partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights. For example, a transfer of incentive distribution rights by our General Partner could reduce the likelihood of TLLP selling or contributing additional midstream assets to us, as TLLP would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

We May Issue Additional Units Without Unitholder Approval, Which Would Dilute Unitholder Interests. At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such limited partner interests. Further, neither our Partnership Agreement nor our Affiliate Credit Agreement prohibits the issuance of equity securities that may effectively rank senior to our common units as to distributions or liquidations. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

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

TLLP May Sell Units in the Public or Private Markets, and Such Sales Could Have an Adverse Impact on the Trading Price of the Common Units. TLLP currently holds common units and subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide TLLP with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Affiliates of Our General Partner, Including TLLP and Tesoro, May Compete with Us, and Neither Our General Partner Nor Its Affiliates Have Any Obligation to Present Business Opportunities to Us. Neither our Partnership Agreement nor our Amended Omnibus Agreement will prohibit TLLP or any other affiliates of our General Partner, including Tesoro, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, TLLP and other affiliates of our General Partner, including Tesoro may acquire, construct or dispose of additional midstream assets, including midstream assets owned by QEPFS, in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from TLLP, Tesoro and other affiliates of our General Partner could materially adversely impact our results of operations and cash available for distribution to unitholders.

Our General Partner Has a Limited Call Right That May Require Unitholders to Sell Their Common Units at an Undesirable Time or Price. If at any time our General Partner and its affiliates own more than 80.0% of our common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2014, our General Partner and its affiliates own approximately 13.8% of our common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units) and no exercise of the underwriters’ option to purchase additional common units, our General Partner and its affiliates will own approximately 56.9% of our common units.

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

•
a unitholder’s right to act with other unitholders to remove or replace the General Partner, to approve some amendments to our Partnership Agreement or to take other actions under our Partnership Agreement constitute “control” of our business.

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

If our General Partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and general partner units. The number of common units to be issued to our General Partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our General Partner on the incentive distribution rights in the prior two quarters. Our General Partner will also be issued the number of general partner units necessary to maintain our general partner’s interest in us at the level that existed immediately prior to the reset election. We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our General Partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units and general partner units in connection with resetting the target distribution levels. Additionally, our General Partner has the right to transfer all or any portion of our incentive distribution rights at any time, and such transferee will have the same rights as the General Partner relative to resetting target distributions if our General Partner concurs that the tests for resetting target distributions have been fulfilled.

The NYSE Does Not Require a Publicly Traded Limited Partnership Like Us to Comply with Certain of Its Corporate Governance Requirements. Our common units are currently traded on the NYSE. Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our General Partner’s Board or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to shareholders of corporations that are subject to all of the NYSE corporate governance requirements.

We Will Incur Increased Costs as a Result of Being a Publicly Traded Partnership. We estimate that we will incur approximately $2.0 million of estimated incremental external costs per year and additional internal costs associated with being a publicly traded partnership. However, it is possible that our actual incremental costs of being a publicly traded partnership will be higher than we currently estimate. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly traded partnership. As a result, the amount of cash we have available for distribution to our unitholders will be reduced by the costs associated with being a public company.

Tax Risks Related to Owning our Common Units

Our Tax Treatment Depends on Our Status as a Partnership for Federal Income Tax Purposes. If the Internal Revenue Services (the “IRS”) Were to Treat Us as a Corporation for Federal Income Tax Purposes, Which Would Subject Us to Entity-Level Taxation, Then Our Cash Available for Distribution to Our Unitholders Would Be Substantially Reduced. The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this or any other tax matter affecting us.

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

Tax Gain or Loss on the Disposition of Our Common Units Could Be More or Less Than Expected. If our unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of a unitholder’s common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, a unitholder that sells common units, may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt Entities and Non-U.S. Persons Face Unique Tax Issues from Owning Our Common Units That May Result in Adverse Tax Consequences to Them. Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income.

We Will Treat Each Purchaser of Common Units as Having the Same Tax Benefits Without Regard to the Actual Common Units Purchased. The IRS May Challenge This Treatment, Which Could Adversely Affect the Value of the Common Units. Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to unitholder’s tax returns.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

Questar Gas Company v. QEP Field Services Company, Civil No. 120902969, Third Judicial District Court, State of Utah. QEPFSC’s former affiliate, QGC and its affiliate Wexpro, filed a complaint in state court in Utah on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. TLLP has agreed to indemnify QEPFSC for this claim under the acquisition agreement for QEPFS. Under the 1993 Agreement, certain of QEPFSC’s systems provide gathering services to QGC charging an annual gathering rate which is based on the cost of service calculation. The 1993 Agreement was assigned to QEPFS on December 2, 2014 in connection with the Acquisition. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. At the closing of the IPO, the assets and agreement discussed above was assigned to QEP Midstream. QGC amended its complaint to add QEP Midstream as a defendant in the litigation. Prior to the Acquisition, QEP Midstream was indemnified by QEPFSC and, effective December 2, 2014, by Tesoro Logistics for costs, expenses and other losses incurred by QEP Midstream in connection with the QGC dispute, subject to certain limitations, as set forth in the QEP Midstream Omnibus Agreement and the Amended Omnibus Agreement, respectively. QGC has netted the disputed amounts from its monthly payments of the gathering fees to QEPFSC and has continued to net such amounts from its monthly payment to QEP Midstream. The total netted from its monthly payments to date were $14.1 million through December 31, 2014. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits.

We had previously recorded the amounts QGC netted from its monthly payments as deferred revenue with a related receivable. As a result of the partial summary judgment, we reversed the deferred revenue and related third party receivables. In connection with the indemnification of such losses under the Amended Omnibus Agreement, we received a non-cash contribution of $6.5 million during the year ended December 31, 2014 related to the pre-IPO amounts and have a receivable and related contribution for the remaining amount net within equity. There was no impact of the partial summary judgment or indemnification on our consolidated statement of income for the year ended December 2014. As any additional losses have been indemnified, we believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

In addition to pending litigation, we may, from time to time, be involved in additional litigation and claims arising out of our operations in the normal course of business. Except as discussed above, we are not aware of any significant legal or governmental claims or assessments that are pending or threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II. OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

QEP Midstream’s common units have been listed on the NYSE under the symbol “QEPM” since August 9, 2013. Prior to that date, the Partnership’s equity securities were not listed on any exchange or traded on any public trading market. Prior to the initial public offering (“IPO”), the operations comprising the Partnership were owned by QEP Resources Inc. The following table sets forth the high and low sales prices reflected in the NYSE Composite Transactions of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2014 and 2013.

	Unit Price Range
	High Price	Low Price	Distribution Per Common Unit
	(per unit)
2014
First quarter	$25.67	$21.31	$0.27
Second quarter	25.92	22.10	0.28
Third quarter	27.16	23.19	0.30
Fourth quarter	23.70	14.42	0.31
Total			$1.16
2013
Third quarter(1)	$22.71	$21.73	$0.13
Fourth quarter	23.83	21.84	0.26
Total			$0.39
____________

(1)	Since August 9, 2013, the commencement date of trading.

As of March 2, 2015, three registered holders own 23,039,580, or 86%, of our outstanding common units, including 23,038,280 common units held in street name. In addition, as of March 2, 2015, Tesoro Logistics LP and its affiliates held 3,701,750 of our common units.

The Partnership has also issued 26,705,000 subordinated units and 1,090,495 general partner units, for which there is no established public trading market. All of the subordinated units and general partner units are held by affiliates of QEP Midstream Partners GP, LLC (our “General Partner”). During the subordination period (discussed below), the General Partner and its affiliates receive quarterly distributions on these units only after sufficient distributions have been paid to the common units. Set forth below under “Distributions of Available Cash” is a summary of the significant provisions of the Partnership Agreement that relate to distributions of available cash, minimum quarterly distributions and incentive distribution rights.

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

Subordinated Units and General Partner Units. During the subordination period, the common units have the right to receive a minimum quarterly distribution equal to $0.25 per common unit, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions may be made on the subordinated units or the general partner units. The subordination period began on the closing date of the IPO and will extend until the first quarter after September 30, 2016 for which distributions of at least $1.00 (the annualized minimum quarterly distribution) were made for each of the three immediately preceding four-quarter periods on all of the outstanding common units, subordinated units and general partner units; adjusted operating surplus (as defined in the Partnership Agreement) of at least $1.00 was generated during each of the three immediately preceding four-quarter periods on all of the common units, subordinated units and general partner units outstanding during those periods on a fully diluted basis; and there are no arrearages in payment of the minimum quarterly distribution on the common units. No arrearages will be paid on the subordinated units or the general partner units. The practical effect of subordinating the subordinated and general partner units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units.

Early Termination of the Subordination Period. Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending September 30, 2014, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $1.50 (150.0% of the annualized minimum quarterly distribution) for the four-quarter period immediately preceding that date;

•
the adjusted operating surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (i) $1.50 (150.0% of the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partners units during that period on a fully diluted basis and (ii) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.

Intent to Distribute the Minimum Quarterly Distribution. Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.25 per unit, or $1.00 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our General Partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our policy and the decision to make any distribution is determined by our General Partner, taking into consideration the terms of our Partnership Agreement. Refer to Item 7 of Part II of this Annual Report on Form 10-K for a discussion of the restrictions included in our Affiliate Credit Agreement that may restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Our General Partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 1,090,495 general partner units. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The General Partner’s initial 2.0% interest in these distributions will be reduced if we issue additional units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Partnership and Affiliated Purchasers

The Partnership had no unregistered sales of securities during the fourth quarter of 2014. Neither the Partnership nor any affiliated purchaser purchased equity securities of the Partnership during the fourth quarter of 2014.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the four years ended December 31, 2014, is provided in the table below. Refer to Item 7 and Item 8 in Part II of this Annual Report on Form 10-K for discussion of facts discussing the comparability of the Partnership’s financial data.

QEP Midstream qualifies as an “emerging growth company” pursuant to the provisions of the JOBS Act. As a result, only four years of financial results are presented below. For additional information on the Partnership’s status as an “emerging growth company,” refer to Risk Factors in Item 1A of Part I of this Annual Report on Form 10-K. Further, the Partnership’s results of operations subsequent to the IPO will not be comparable to the Predecessor’s historical results of operations. For additional information on the comparability of financial statements, refer to Item 7 of Part II of this Annual Report on Form 10-K.

		Year Ended
		December 31, 2013
	Year Ended December 31, 2014	Period from August 14, 2013, through December 31, 2013	Period from January 1, 2013, through August 13, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	Successor	Successor	Predecessor	Predecessor	Predecessor
	(in millions, except per unit information)
Results of Operations
Revenues	$123.2	$48.1	$100.3	$162.2	$155.9
Operating income	46.9	20.3	40.2	72.4	71.8
Net income attributable to QEP Midstream or Predecessor	50.0	19.1	38.9	67.3	60.3
Net income attributable to QEP Midstream per limited partner unit (basic and diluted):
Common units	$0.91	$0.35
Subordinated units	$0.91	$0.35
Distributions per unit	$1.16	$0.39
Weighted-average limited partner units outstanding (basic and diluted):
Common units	26.7	26.7
Subordinated units	26.7	26.7
Financial Position (at period end)
Total Assets	$648.9	$579.9	$685.6	$725.4	$714.3
Capitalization
Long-term debt	210.0	—	64.6	131.1	174.6
Total equity	399.2	527.6	577.4	552.3	502.4
Cash Flow Provided by (Used in) Continuing Operations
Net cash provided by operating activities	$100.3	$31.6	$90.9	$107.0	$97.5
Capital expenditures	(18.3)	(14.2)	(9.1)	(43.7)	(28.6)
Net cash used in investing activities	(124.9)	(13.7)	(8.5)	(43.4)	(28.5)
Net cash provided by (used in) financing activities	20.9	—	(82.7)	(64.7)	(68.0)
Non-GAAP Measures
Adjusted EBITDA(1)	$88.7	$31.5	$66.7	$115.1	$111.8
Distributable Cash Flow(1)	$72.4	$27.5
____________

(1)
Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures previously defined within this document. Management focuses on Adjusted EBITDA together with Distributable Cash Flow to assess the Partnership’s operating results. See below for additional information and a reconciliation of Adjusted EBITDA and Distributable Cash Flow.

Adjusted EBITDA and Distributable Cash Flow (Non-GAAP)

We believe that the presentation of Adjusted EBITDA and Distributable Cash Flow provides information useful to investors in assessing our results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income attributable to the Partnership or the Predecessor and net cash flow from operating activities. The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income attributable to the Partnership or the Predecessor, as applicable, and net cash provided by operating activities for each of the periods indicated.

		Year Ended
		December 31, 2013
	Year Ended December 31, 2014	Period From August 14, 2013, through December 31, 2013	Period From January 1, 2013, through August 13, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	Successor	Successor	Predecessor	Predecessor	Predecessor
	(in millions)
Reconciliation of Net Income Attributable to QEP Midstream or Predecessor to Adjusted EBITDA and Distributable Cash Flows
Net income attributable to QEP Midstream or Predecessor	$50.0	$19.1	$38.9	$67.3	$60.3
Interest expense, net of other income	4.0	0.9	2.6	8.6	12.7
Depreciation and amortization	32.0	11.7	25.0	39.8	38.3
Noncontrolling interest share of depreciation and amortization(1)	(2.6)	(1.0)	(1.6)	(2.8)	(2.7)
Deferred revenue associated with minimum volume commitments	—	—	—	—	1.0
QEP Midstream share of unconsolidated affiliate's depreciation and amortization (2)	2.9	0.8	1.3	2.2	2.2
Loss from early extinguishment of debt	2.4	—	—	—	—
Net loss from asset sales	—	—	0.5	—	—
Adjusted EBITDA	$88.7	$31.5	$66.7	$115.1	$111.8
Cash interest paid	(3.4)	(0.7)
Maintenance capital expenditures	(13.0)	(13.1)
Reimbursements for maintenance capital expenditures	1.0	9.6
Cash adjustments for non-controlling interest and equity method investments	(1.2)	—
Non-cash long-term compensation expense	0.3	0.2
Distributable Cash Flow	$72.4	$27.5

See page 52 for footnotes to this table.

		Year Ended
		December 31, 2013
	Year Ended December 31, 2014	Period From August 14, 2013, through December 31, 2013	Period From January 1, 2013, through August 13, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	Successor	Successor	Predecessor	Predecessor	Predecessor
	(in millions)
Reconciliation of Net Cash Flows Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flows
Net cash provided by operating activities	$100.3	$31.6	$90.9	$107.0	$97.5
Noncontrolling interest share of depreciation and amortization(1)	(2.6)	(1.0)	(1.6)	(2.8)	(2.7)
QEP Midstream share of unconsolidated affiliate's depreciation and amortization (2)	2.9	0.8	1.3	2.2	2.2
Loss (Income) from unconsolidated affiliates, net of distributions from unconsolidated affiliates	1.0	(0.1)	(1.1)	(0.6)	(3.3)
Net income attributable to noncontrolling interest	(3.7)	(1.5)	(2.5)	(3.7)	(3.2)
Interest expense	4.0	0.9	2.6	8.6	12.7
Deferred revenue associated with minimum volume commitment payments(3)	—	—	—	—	1.0
Working capital changes	(12.0)	1.4	(22.9)	4.4	7.6
Amortization of deferred financing charges	(0.6)	(0.2)	—	—	—
Equity-based compensation expense	(0.6)	(0.4)	—	—	—
Adjusted EBITDA	$88.7	$31.5	$66.7	$115.1	$111.8
Cash interest paid	(3.4)	(0.7)
Maintenance capital expenditures	(13.0)	(13.1)
Reimbursements for maintenance capital expenditures	1.0	9.6
Cash adjustments for non-controlling interest and equity method investments	(1.2)	—
Non-cash long-term compensation expense	0.3	0.2
Distributable Cash Flow	$72.4	$27.5
____________

(1)	Represents the noncontrolling interest’s 22% share of depreciation and amortization attributable to Rendezvous Gas Services L.L.C. (“Rendezvous Gas”).

(2)
Represents QEP Midstream’s share of Three Rivers Gathering, L.L.C. (“Three Rivers Gathering”) and Green River Processing, LLC (“Green River Processing”) depreciation and amortization. For the year ended December 31, 2014, $1.4 million was attributable to Three Rivers Gathering and $1.5 million was attributable to Green River Processing. For the period from August 14, 2013, through December 31, 2013, for the period from January 1, 2013, through August 13, 2013, and for the years ended December 31, 2012 and December 31, 2011, all unconsolidated affiliate depreciation and amortization is related to Three Rivers Gathering.

(3)
Several of our contracts contain minimum volume commitments that allow us to charge the customer a deficiency payment if the customer’s actual throughput volumes are less than its minimum volume commitments for the applicable period. In certain contracts, if a customer makes a deficiency payment, that customer may be entitled to offset gathering fees in one or more subsequent periods to the extent that such customer's throughput volumes in those periods exceed its minimum volume commitment. Depending on the specific terms of the contract, for U.S.GAAP accounting purposes, revenue under these agreements may be classified as deferred revenue and recognized once all contingencies or potential performance obligations associated with these related volumes have either (1) been satisfied through the gathering of future excess volumes of natural gas, or (2) expired or lapsed through the passage of time pursuant to terms of the applicable agreement. Deficiency payments that are recorded as deferred revenue are included in the calculation of our Adjusted EBITDA and Distributable Cash Flow in the period in which the deficiency payment is recorded rather than when they are recognized as revenue on the Consolidated Statement of Income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to “Predecessor,” “we,” “our,” “us,” or like terms, when used on a historical basis for periods prior to the IPO on August 14, 2013, refer to QEP Midstream Partners, LP Predecessor. References in this report to “QEP Midstream,” the “Partnership,” “Successor,” “we,” “our,” “us,” or like terms, when used in reference to periods from and after the IPO, in the present tense or prospectively, refer to QEP Midstream Partners, LP and its subsidiaries. For purposes of this report, “QEP Resources” refers to QEP Resources, Inc. and its consolidated subsidiaries. Additionally, “TLLP” refers to Tesoro Logistics LP and its consolidated subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Partnership’s operating results. MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

QEP Midstream is a master limited partnership formed to own, operate, acquire and develop midstream energy assets.

On August 14, 2013, the Partnership completed its IPO selling 23.0 million common units, including the exercise of the underwriters’ over-allotment. The Partnership received net proceeds of $449.6 million from the sale of the common units.

On July 1, 2014, the Partnership acquired 40% of the membership interests in Green River Processing from QEP Field Services Company (“QEPFSC”) for $230.0 million (the “Green River Processing Acquisition”). The Green River Processing Acquisition was funded with $220.0 million of borrowings under the Partnership’s $500 million revolving credit facility (the “Prior Credit Facility”) and cash on hand.

On December 2, 2014, QEP Resources’ midstream business was acquired by TLLP, which included all of the issued and outstanding membership interest of QEP Field Services, LLC (“QEPFS”), a wholly-owned subsidiary of QEPFSC formed for purposes of consummating the QEP Field Services acquisition, pursuant to the Membership Interest Purchase Agreement, dated as of October 19, 2014, by and between TLLP and QEPFSC. QEPFS is the owner of QEP Midstream’s general partner, QEP Midstream Partners GP, LLC (our “General Partner”), which owns a 2% general partner interest in QEP Midstream and all of the Partnership’s incentive distribution rights. The acquisition also included an approximate 56% limited partner interest in the Partnership (collectively, the “Acquisition”). Prior to the Acquisition, QEPFSC owned and operated QEP Midstream’s general partner. This resulted in a change of control of the Partnership’s general partner and the Partnership became a consolidated subsidiary of TLLP on the acquisition date. The transaction included consideration of $230 million paid by TLLP to QEP Resources, which was used to refinance the Partnership’s debt outstanding under the Prior Credit Facility. The transaction did not involve the sale or purchase of any QEP Midstream common units held by the public. Prior to this transaction, QEP Resources, through its wholly-owned subsidiary QEPFSC, served as the Partnership’s general partner and owned a 2% general partner interest, all of the Partnership’s incentive distribution rights and an approximate 56% limited partner interest in the Partnership.

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

◦
Green River Gathering Assets. The Green River Gathering Assets are comprised of 365 miles of natural gas gathering pipelines, 134 miles of crude oil gathering pipelines, 25 miles of water gathering pipelines and a 60-mile, FERC-regulated crude oil pipeline located in the Green River Basin. These assets have total natural gas throughput capacity of 737 MMcf/d, total crude oil and condensate throughput capacity of 7,137 barrels per day (“bpd”), total water throughput capacity of 21,990 bpd, and a total of 40,800 bpd throughput capacity on our FERC-regulated pipeline.

◦
Rendezvous Gas. Rendezvous Gas is a joint venture between QEP Midstream and Western Gas Partners, LP (“Western Gas”), which was formed to own and operate the infrastructure that transports gas from the Pinedale and Jonah fields to several re-delivery points, including natural gas processing facilities that are owned by QEPFS or Western Gas. The Rendezvous Gas assets consist of three parallel, 103-mile high-pressure natural gas pipelines, with 1,032 MMcf/d of aggregate throughput capacity and 7,800 bhp of gas compression. We own a 78% interest in Rendezvous Gas.

◦
Rendezvous Pipeline. Rendezvous Pipeline Company LLC’s (“Rendezvous Pipeline”) sole asset is a 21-mile, FERC-regulated natural gas transmission pipeline that provides gas transportation services from QEPFS’ Blacks Fork processing complex in southwest Wyoming to an interconnect with the Kern River Pipeline. Rendezvous Pipeline has total throughput capacity of 450 MMcf/d.

◦
Green River Processing. Green River Processing owns the Blacks Fork Processing Complex and the Emigrant Trail Processing Plant, both of which are located in southwest Wyoming. The aggregate processing capacity of Green River Processing is 890 MMcf per day, comprised of 560 MMcf per day of cryogenic processing capacity and 330 MMcf per day of Joule-Thomson processing capacity. In addition, there is 15,000 bpd of natural gas liquids (“NGL”) fractionation capacity at the Blacks Fork Processing Complex.

•
Vermillion Gathering System. The Vermillion Gathering System consists of gas gathering and compression assets located in southern Wyoming, northwest Colorado and northeast Utah, which, when combined, include 504 miles of low-pressure, gas gathering pipelines and 23,932 bhp of gas compression. The Vermillion Gathering System has combined total throughput capacity of 212 MMcf/d.

•
Three Rivers Gathering System. Three Rivers Gathering, L.L.C. (“Three Rivers Gathering”) is a joint venture between QEP Midstream and Ute Energy Midstream Holdings, LLC that was formed to transport natural gas gathered by Uintah Basin Field Services, L.L.C. (“Uintah Basin Field Services”), an equity method investment in which QEPFS owns a 38% interest, and other third-party volumes to gas processing facilities owned by QEPFS and third parties. The Three Rivers Gathering System consists of gas gathering assets located in the Uinta Basin in northeast Utah, including approximately 52 miles of gathering pipeline and 4,735 bhp of gas compression. The Three Rivers Gathering System has total throughput capacity of 212 MMcf/d. We own a 50% interest in Three Rivers Gathering.

•
Williston Gathering System. The Williston Gathering System is a natural gas and crude oil gathering system located in the Williston Basin in McLean County, North Dakota. The Williston Gathering System includes 20 miles of gas gathering pipelines, 18 miles of oil gathering pipelines, 239 bhp of gas compression, and a crude oil and natural gas handling facility, located primarily on the Fort Berthold Indian Reservation. The Williston Gathering System has total crude oil throughput capacity of 7,000 bpd and total natural gas throughput capacity of 3 MMcf/d.

In addition to the above assets, our Predecessor’s assets included a 38% equity interest in Uintah Basin Field Services and a 100% interest in all other gathering assets that QEPFS owns in the Uinta Basin Gathering System (collectively referred to as the “Uinta Basin Gathering System”). These assets were retained by QEPFS and were not part of the assets conveyed to the Partnership in connection with the IPO.

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

Recent Developments

In the region where we operate, several producers have announced lower drilling expenditures for 2015. Our 2015 capital plan primarily includes compression projects which we expect will generate incremental volumes independent of drilling plans.

On January 23, 2015, the Partnership declared its quarterly cash distribution totaling $17.1 million or $0.31 per unit, for the fourth quarter of 2014. This distribution was paid on February 13, 2015, to unitholders of record on the close of business on February 3, 2015.

On December 2, 2014, TLLP delivered a letter to the board of directors of our General Partner (the “Board”) in which it made a non-binding proposal to merge a wholly-owned subsidiary of TLLP with the Partnership (the “Proposed Merger”). The Proposed Merger would occur in a unit-for-unit exchange at a ratio of 0.2846 TLLP common units for each outstanding QEPM common unit. The terms of any such combination have not been fully negotiated, and it will be subject to a review and approval of the Board, the board of directors of TLLP’s general partner (“TLGP”), the conflicts committee of the Board and the QEPM unitholders. The Partnership cannot predict whether the terms of a potential combination will be agreed upon by the Board, the TLGP board of directors, the conflicts committee of the Board or the unitholders of QEPM, the timing or final structure of any potential agreement, if any. TLLP’s goal is to complete the transaction during 2015.

Our Operations
Our results are driven primarily by the volumes of natural gas and crude oil we gather and the fees charged for such services. We connect wells to gathering lines through which crude oil may be delivered to a downstream pipeline and ultimately to end-users, and natural gas may be delivered to a processing plant, treating facility or downstream pipeline, and ultimately to end-users.

We generally do not take title to the natural gas and crude oil that we gather or transport. We provide substantially all of our gathering services pursuant to fee-based agreements, the majority of which have annual inflation adjustment mechanisms. Under these arrangements, we are paid a fixed or margin-based fee with respect to the volume of the natural gas and crude oil we gather. This type of contract provides us with a relatively steady revenue stream that is not subject to direct commodity price risk, except to the extent that we retain and sell condensate that is recovered during the gathering of natural gas from the wellhead. Approximately 4% of our Partnership’s revenue was generated through the sale of condensate volumes that we collect on our gathering systems during the year ended December 31, 2014. Although the Partnership has entered into a fixed price condensate sales agreement with QEPFS, we still have indirect exposure to commodity price risk in that persistent low commodity prices may cause our current or potential customers to delay drilling or shut in production, which would reduce the volumes of oil and natural gas available for gathering by our systems. Refer to “Commodity Price Risk” in Quantitative and Qualitative Disclosures about Market Risk in Item 7A for a discussion of our exposure to commodity price risk through our condensate recovery and sales.

With the Green River Processing Acquisition, our activities have expanded to include the processing of natural gas to separate NGL from the natural gas, fractionating the resulting NGL into the various components and selling or delivering pipeline quality natural gas and NGL to various industrial and energy markets as well as interstate pipeline systems. Our results from Green River Processing are primarily driven by commodity prices for NGL and natural gas, as well as the volumes of natural gas we process under fee-based agreements. Effective December 2, 2014, following the completion of the Acquisition, Green River Processing entered into the Keep-Whole Commodity Fee Agreement (the “Keep-Whole Commodity Agreement”) with Tesoro Refining & Marketing Company LLC, a wholly-owned subsidiary of Tesoro Corporation (“TRMC”), to minimize and mitigate commodity price risk. Refer to Note 4 - Related Party Transactions, in Item 8 of Part II of this Annual Report on Form 10-K for additional information on this agreement.

We have significant acreage dedications from several of our largest customers. Pursuant to the terms of those agreements, our customers have dedicated all of the oil and natural gas production they own or control from (i) wells that are currently connected to our gathering systems and located within the acreage dedication and (ii) future wells that are drilled during the term of the applicable gathering contract and located within the dedicated acreage as our gathering systems currently exist and as they are expanded to connect to additional wells.

We provide a portion of our gathering and transportation services on our Three Rivers and Williston gathering systems through firm contracts with minimum volume commitments, which are designed to ensure that we will generate a certain amount of revenue over the life of the gathering agreement by collecting either gathering fees for actual throughput or payments to cover any shortfall.

How We Evaluate Our Business

Our management uses a variety of financial and operating metrics to analyze our performance, including throughput volumes, gathering expenses, maintenance and growth capital expenditures, Adjusted EBITDA and Distributable Cash Flow. Both Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures. See “Item 6. Selected Financial Data” for definitions of these non-GAAP financial measures.

Throughput Volumes

The amount of revenue we generate depends primarily on the volumes of natural gas and crude oil that we gather for our customers. The volumes transported on our gathering pipelines are driven by upstream development drilling activity and production volumes from the wells connected to our gathering pipelines. Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of natural gas, crude oil and NGL, the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. We generally expect the level of drilling to positively correlate with long-term trends in natural gas, crude oil and NGL prices.

Gathering Expenses

We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. Direct labor costs, compression costs, ad valorem and property taxes, repair and maintenance costs, integrity management costs, utilities and contract services comprise the most significant portion of our operations and maintenance expense. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses.

Maintenance and Growth Capital Expenditures

We define maintenance capital expenditures as those that will enable us to maintain our operating capacity or operating income over the long term and growth capital expenditures as those that we expect will increase our operating capacity or operating income over the long term. We schedule our ongoing, routine operating and maintenance capital expenditures on our gathering systems throughout the calendar year to avoid significant variability in our cash flows and maintain safe operations. There is typically some seasonality in our expenditures as we generally reduce routine maintenance in the winter months due to weather conditions. We actively seek new opportunities to add throughput to our systems by expanding the geographic areas covered by our gathering systems, connecting new wells to the systems and installing additional compression. We analyze the expected return on growth capital expenditures and attempt to negotiate terms in our agreements that ensure we will receive an acceptable rate of return on those expenditures.

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

Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures used by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects, and the returns on investment of various investment opportunities.

We believe that the presentation of Adjusted EBITDA and Distributable Cash Flow provides information useful to investors in assessing our results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income attributable to the Partnership or the Predecessor and net cash provided by operating activities. Adjusted EBITDA and Distributable Cash Flow should not be considered an alternative to net income attributable to the Partnership or the Predecessor, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and Distributable Cash Flow exclude some, but not all, items that affect net income attributable to the Partnership or the Predecessor and net cash provided by operating activities, and these measures may vary among other companies. As a result, Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other companies.

General Trends and Outlook

We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Oil and natural gas supply and demand

Our gathering operations are primarily dependent upon natural gas and crude oil production in our areas of operation. The decline in natural gas prices over the prior years has caused a related decrease in natural gas drilling in the United States. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems.We anticipate the current level of exploration and production activities in all of the areas in which we operate to fluctuate, although we have no control over this activity. Fluctuations in natural gas and crude oil prices could affect production rates over time and levels of investment by third parties in exploration for and development of new natural gas and crude oil reserves.

Rising operating costs and inflation

During most of 2014, the level of exploration, development and production activities across the United States resulted in increased competition for personnel and equipment. This caused increases in the prices we paid for labor, supplies and property, plant and equipment. An increase in the general level of prices in the economy could have a similar effect. We attempt to recover increased costs from our customers, but there may be a delay in doing so or we may be unable to recover all these costs. To the extent we are unable to procure necessary supplies or recover higher costs, our operating results will be negatively impacted.

Commodity price risk

Future exposure to changes in natural gas and NGL prices could have a material adverse effect on our business, results of operations and financial condition as changes in prices will impact our production levels and gathering volumes. On December 2, 2014, following the completion of the Acquisition, Green River Processing entered into the Keep-Whole Commodity Agreement with TRMC, to minimize and mitigate commodity price risk. Refer to Note 4 - Related Party Transactions, in Item 8 of Part II of this Annual Report on Form 10-K for additional information on this agreement.
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

Regulatory compliance

The regulation of natural gas and crude oil transportation activities by the FERC, and other federal and state regulatory agencies, including the Department Of Transportation (the “DOT”), has a significant impact on our business. For example, the Pipeline and Hazardous Materials Safety Administration office of the DOT has established pipeline integrity management programs that require more frequent inspections of pipeline facilities and other preventative measures, which may increase our compliance costs and increase the time it takes to obtain required permits. FERC regulatory policies govern the rates that each pipeline is permitted to charge customers for interstate transportation of natural gas and crude oil. Our operations are also impacted by new regulations, which have increased the time that it takes to obtain required permits. Additionally, increased regulation of natural gas and crude oil producers in our areas of operations, including regulation associated with hydraulic fracturing, could reduce regional supply of natural gas and crude oil, and therefore throughput on our gathering systems.
Factors Affecting the Comparability of Our Financial Results

The Partnership’s results of operations subsequent to the IPO will not be comparable to the Predecessor’s historical results of operations for the reasons described below.

Investment in Green River Processing

On July 1, 2014, the Partnership acquired 40% of the membership interests in Green River Processing from QEPFSC for $230.0 million. Green River Processing owns the Blacks Fork processing complex and the Emigrant Trail processing complex, both of which are located in southwest Wyoming. The Green River Processing Acquisition is accounted for as an equity method investment in an unconsolidated affiliate. For the year ended December 31, 2014, Green River Processing net income attributable to QEP Midstream was $10.2 million.

Assets not included in the Partnership

The Predecessor’s results of operations prior to the IPO include revenues and expenses relating to QEPFSC’s ownership of the Uinta Basin Gathering System and general support equipment. These assets were retained by QEPFSC and were not contributed to the Partnership in connection with the IPO.

General and administrative expenses

General and administrative expenses were allocated to the Predecessor based on its proportionate share of QEP Resources’ gross property, plant and equipment, operating income and direct labor costs. Management believes these allocation methodologies were reasonable. The Predecessor’s general and administrative expenses included costs allocated by QEP Resources and related to various business and corporate services, and compensation-related costs. General and administrative expenses allocated to the Predecessor was $13.6 million for the period from January 1, 2013, through August 13, 2013.

In connection with the IPO, the Partnership entered into the Omnibus Agreement on August 14, 2013, (the “Original Omnibus Agreement”) with QEP Resources, which established the general and administrative expense charged to the Partnership. In accordance with the Original Omnibus Agreement, a combination of direct and allocated charges for administrative and operational services is charged to the Partnership. The annual fee was set to $13.8 million. For the period from August 14, 2013, through December 31, 2013, the Partnership was charged $4.6 million under the Original Omnibus Agreement. For the period from January 1, 2014, through December 1, 2014, the Partnership was charged $12.7 million under the Original Omnibus Agreement.

On December 2, 2014, and in connection with the Acquisition, the Partnership entered into the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) with TLGP and affiliates. The Amended Omnibus Agreement restated and amended the Original Omnibus Agreement dated August 14, 2013, and established the general and administrative expense that TLGP would charge to the Partnership. TLGP charged the Partnership a combination of direct and allocated charges for administrative and operational services in accordance with the amended agreement. For the period from December 2, 2014, through December 31, 2014, the Partnership was charged $1.1 million under the Amended Omnibus Agreement by TLGP.

In addition to the charges under the Amended Omnibus Agreement, we incur incremental general and administrative expenses attributable to operating as a publicly traded partnership. These incremental general and administrative expenses are not reflected in our historical consolidated financial statements prior to the IPO. The Partnership’s general and administrative expenses will also include compensation expense associated with the Long-Term Incentive Plan (“LTIP”), which was implemented in connection with the IPO and expenses relating to events such as asset acquisitions. The Partnership incurred $4.0 million of incremental general and administrative expenses including $1.4 million of transaction costs related to the Green River Processing Acquisition for the year ended December 31, 2014.

Working capital

The impact of all affiliated transactions of the Predecessor historically was net settled within QEP Resources’ consolidated financial statements because these transactions related to QEP Resources and were funded by QEP Resources’ working capital. Third-party transactions were also funded by QEP Resources’ working capital. Since the IPO, all affiliate and third-party transactions, excluding acquisitions, have been funded by our working capital. This impacts the comparability of our cash flow statements, working capital analysis and liquidity discussion.

Interest expense

Prior to the IPO, we incurred interest expense on affiliate notes payable to QEP Resources that was allocated to us. These balances were repaid in full with a portion of the proceeds from the IPO. Therefore, interest expense attributable to these balances and reflected in our historical consolidated financial statements will not be incurred in the future. We entered into the $500.0 million Prior Credit Facility in connection with the IPO, which contained customary short-term interest rates and a commitment fee on the unused portion of the Prior Credit Facility. In connection with the Acquisition, the Partnership terminated the Prior Credit Facility and entered into a $500.0 million unsecured affiliate credit agreement with QEPFS dated December 2, 2014 (the “Affiliate Credit Agreement”), which contains customary short-term interest rates.

Cash distributions to unitholders

The Partnership expects to make quarterly cash distributions to our unitholders and our General Partner, at a minimum, of our quarterly distribution amount of $0.25 per unit ($1.00 per unit on an annualized basis). Our cash distribution policy is to distribute to our unitholders and our General Partner most of the cash generated by our operations. As a result, we expect that we will rely on internally generated cash flows and borrowings under our Affiliate Credit Agreement to satisfy our capital expenditure requirements.

Results of Operations

The discussion of our historical performance and financial condition is presented for the Partnership (Successor), for the year ended December 31, 2014, and the period from August 14, 2013 through December 31, 2013, and for the Predecessor for the period from January 1, 2013, through August 13, 2013, and the year ended December 31, 2012.

As previously discussed, the historical financial information of the Predecessor contained in this report relates to periods that ended prior to the completion of the IPO, and includes results for both the properties conveyed to the Partnership in connection with the IPO and properties retained by our Predecessor. We believe that historical data limited to only the properties conveyed to the Partnership in connection with the IPO, adjusted for transactions that occurred as a result of the IPO, is relevant and meaningful, enhances the discussion of the periods presented and is useful to the reader to better understand trends in our operations. Therefore, we have also included the results of operations for the year ended December 31, 2013, on a pro forma basis.

The supplemental pro forma financial data is for informational purposes only and was derived from the Predecessor financial information adjusted to give effect to events and circumstances that are directly attributed to the IPO transaction as if it had occurred on January 1, 2013, that are factually supportable and, with respect to the Consolidated Statements of Income, are expected to have a continuing impact on the consolidated results. These adjustments include removing the results of the assets retained by the Predecessor consisting of the Uinta Basin Gathering System and general support equipment, adjusting general and administrative expense to eliminate general and administrative expense allocated to the Predecessor and to include the estimated incremental expenses that would have occurred as a result of operating as a public company and the execution of the Original Omnibus Agreement concurrent with the IPO, and adjusting interest expense to eliminate the related party debt that was settled in conjunction with the IPO and to estimate interest expense related to the Prior Credit Facility entered into in connection with the IPO. The unaudited pro forma information should not be relied upon as necessarily being indicative of the results that may be obtained in the future.

Refer to “Factors Affecting the Comparability of Our Financial Results” above for a description of the significant factors affecting the comparability of the Predecessor’s historical results of operations and those of the Partnership subsequent to the IPO.

		Year Ended
		December 31, 2013
	Year Ended December 31, 2014	Period From August 14, 2013, through December 31, 2013	Period From January 1, 2013, through August 13, 2013				Year Ended December 31, 2012
	Successor	Successor	Predecessor as reported	Pro Forma Adjustments(1)	Pro Forma		Predecessor
	(in millions, except per unit information)
Revenues
Gathering and transportation	$117.9	$46.1	$92.9	$(20.0)	$119.0		$151.3
Condensate sales	5.3	2.0	7.4	(1.8)	7.6		10.9
Total revenues	123.2	48.1	100.3	(21.8)	126.6		162.2
Operating expenses
Gathering expenses	24.5	9.8	19.7	(5.5)	24.0		29.9
General and administrative	17.8	5.5	13.6	(2.9)	16.2	(2)	17.0
Taxes other than income taxes	2.0	0.8	1.3	(0.5)	1.6		3.1
Depreciation and amortization	32.0	11.7	25.0	(5.7)	31.0		39.8
Total operating expenses	76.3	27.8	59.6	(14.6)	72.8		89.8
Net loss from property sales	—	—	(0.5)	0.4	(0.1)		—
Operating income	46.9	20.3	40.2	(6.8)	53.7		72.4
Other income	—	—	—	—			0.1
Income from unconsolidated affiliates	13.2	1.2	3.8	(2.2)	2.8		7.2
Loss from early extinguishment of debt	(2.4)	—	—	—	—		—
Interest expense	(4.0)	(0.9)	(2.6)	1.9	(1.6)	(3)	(8.7)
Net income	53.7	20.6	41.4	(7.1)	54.9		71.0
Net income attributable to noncontrolling interest	(3.7)	(1.5)	(2.5)	—	(4.0)		(3.7)
Net income attributable to QEP Midstream or Predecessor	$50.0	$19.1	$38.9	$(7.1)	$50.9		$67.3
Operating Statistics
Natural gas throughput in millions of MMBtu
Gathering and transportation	294.7	115.0	230.9	(45.7)	300.2		387.8
Equity interest(4)	21.3	7.1	13.4	(1.0)	19.5		27.5
Total natural gas throughput	316.0	122.1	244.3	(46.7)	319.7		415.3
Throughput attributable to noncontrolling interests(5)	(11.2)	(3.6)	(6.7)	—	(10.3)		(12.1)
Total throughput attributable to QEP Midstream or Predecessor	304.8	118.5	237.6	(46.7)	309.4		403.2
Crude oil and condensate gathering system throughput volumes (MBbls)	4,481.4	1,743.2	3,243.1	—	4,986.3		5,297.4
Water gathering volumes (MBbls)	4,996.0	1,765.3	2,450.3	—	4,215.6		3,998.4
Condensate sales volumes (MBbls)	62.4	23.4	90.6	(21.8)	92.2		125.8
Price
Average gas gathering and transportation fee (per MMBtu)	$0.32	$0.34	$0.35		$0.33		$0.34
Average oil and condensate gathering fee (per barrel)	$2.32	$2.13	$2.44		$2.49		$2.31
Average water gathering fee (per barrel)	$1.87	$1.85	$1.82		$1.83		$1.84
Average condensate sale price (per barrel)	$85.25	$85.25	$81.63		$82.67		$86.06
Non-GAAP Measures
Adjusted EBITDA(6)	$88.7	$31.5	$66.7	$(15.3)	$82.9		$115.1
Distributable Cash Flow(6)	$72.4	$27.5

____________

(1)	Pro forma adjustments reflect pre-IPO operating results related to assets retained by our Predecessor at the time of the IPO, except as otherwise noted.

(2)
The pro forma adjustment for general and administrative expense eliminates general and administrative expense allocated to the Predecessor and includes the estimated incremental expenses that would have occurred as a result of operating as a public company and the execution of the Original Omnibus Agreement concurrent with the IPO.

(3)
The pro forma adjustment for interest expense eliminates historical interest expense due to QEP Resources as the related party debt was settled concurrent with the IPO, and includes the estimated interest expense related to the Prior Credit Facility, which includes amortization of deferred finance cost and commitment fees on the unused portion of the Prior Credit Facility.

(4)
For Successor periods, includes our 50% share of gross volumes from Three Rivers Gathering. For Predecessor periods, includes our 50% share of gross volumes from Three Rivers Gathering and our Predecessor’s 38% share of gross volumes from Uintah Basin Field Services.

(5)	Includes the 22% noncontrolling interest in Rendezvous Gas.

(6)
Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures. See “Item 6. Selected Financial Data” above for definitions of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measures.

Successor Results of Operations

On August 14, 2013, the Partnership completed its IPO. Prior to the closing of the IPO, QEPFSC and the General Partner contributed, as capital contributions, $407.8 million of net assets representing their limited liability company interest in QEP Midstream Partners Operating, LLC (the “Operating Company”). The contribution of QEPFSC’s and the General Partners’ limited liability interest in the Operating Company to the Partnership was valued using the carryover book value of the Operating Company, as the transaction is a transfer of assets between entities under common control. The Partnership’s assets consist of ownership interests in four gathering systems, two FERC-regulated pipelines and exclude the Uinta Basin Gathering System, which was retained by QEPFSC. Additionally, we have a 40% interest in two gas processing complexes through the Green River Processing Acquisition. The Partnership’s (Successor’s) operating results for the year ended December 31, 2014 and the period from August 14, 2013, through December 31, 2013, are presented below.

Year Ended December 31, 2014 - Successor

Revenue

Gathering and transportation. Gathering and transportation revenues were $117.9 million for the year ended December 31, 2014.

Natural gas gathering and transportation revenue was $94.9 million for the year ended December 31, 2014, with throughput of 304.8 million MMBtu and an average gas gathering and transportation fee of $0.32 per MMBtu. The majority of the natural gas throughput was attributable to our Green River Gathering System, which contributed 202.9 million MMBtu of throughput, and our Vermillion Gathering System, which contributed 40.4 million MMBtu.

Crude oil and condensate gathering revenue was $10.4 million for the year ended December 31, 2014. The average gathering fee was $2.32 per barrel and throughput was 4,481.4 MBbls, of which 3,492.8 MBbls were attributable to our Green River Gathering System and 988.6 MBbls were attributable to our Williston Gathering System.

Water gathering revenue was $9.5 million for the year ended December 31, 2014, with throughput 4,996.0 MBbls and an average fee of $1.87 per barrel at our Green River Gathering System.

The remaining portion of gathering and transportation revenue for the year ended December 31, 2014, related to deficiency revenue of $3.1 million, $2.8 million of which was attributable to our Williston Gathering System and the remaining was attributable to our Vermillion Gathering System.

Condensate sales. Revenue from condensate sales was $5.3 million for the year ended December 31, 2014 from sales volumes of 62.4 Mbbls at an average price of $85.25 per barrel as a result of our fixed price sales agreement with QEP Resources, which was effective August 14, 2013.

Operating Expenses

Gathering expenses. Gathering expenses were $24.5 million for the year ended December 31, 2014, of which the majority of the expenses were incurred on our Green River and Vermillion gathering systems.

General and administrative. General and administrative expenses were $17.8 million for the year ended December 31, 2014, consisting of $12.7 million from charges under the Original Omnibus Agreement with QEP Resources, and $1.1 million from charges under the Amended Omnibus Agreement with TLGP. We also incurred $1.4 million of professional services fees related to the Green River Processing Acquisition, $0.6 million for equity-based compensation expense and other expenses related to operating as a publicly traded partnership.

Taxes other than income taxes. Taxes other than income taxes were $2.0 million for the year ended December 31, 2014, primarily attributable to property taxes on our gathering systems.

Depreciation and amortization. Depreciation and amortization expenses were $32.0 million for the year ended December 31, 2014, related to normal depreciation and accretion expenses recognized on the gathering systems in place.

Other Results Below Operating Income

Income from unconsolidated affiliates. Income from unconsolidated affiliates was $13.2 million for the year ended December 31, 2014, of which, $10.3 million of income related to our 40% interest in Green River Processing, acquired July 1, 2014, and $2.9 million of income related to our 50% interest in Three Rivers Gathering.

Interest expense. Interest expense was $4.0 million for the year ended December 31, 2014, consisting of $2.4 million related to interest expense on borrowings under the Prior Credit Facility and the Affiliate Credit Agreement on terms substantially similar to the Prior Credit Facility, $1.0 million in commitment fees and $0.6 million related to the amortization of debt issuance costs.

Period from August 14, 2013, through December 31, 2013 - Successor

Revenue

Gathering and transportation. Gathering and transportation revenues were $46.1 million for the period from August 14, 2013, through December 31, 2013 (the “2013 Successor Period”).

Natural gas gathering and transportation revenue was $39.1 million with throughput of 118.5 million MMBtu and an average gas gathering and transportation fee of $0.34 per MMBtu. The majority of the natural gas throughput was attributable to our Green River Gathering System which contributed 82.6 million MMBtu related to production at QEP Resources’ Pinedale operations and our Vermillion Gathering System with throughput of 15.9 million MMBtu.

Crude oil and condensate gathering revenue was $3.7 million for the 2013 Successor Period, as a result of an average gathering fee of $2.13 per barrel and throughput of 1,743.2 Mbbls of which 1,370.5 Mbbls was attributable to our Green River Gathering System and 372.7 Mbbls was attributable to our Williston Gathering System.

Water gathering revenue consisted of $3.3 million for the 2013 Successor Period, from throughput of 1,765.3 Mbbls and an average fee of $1.85 per barrel at our Green River Gathering System.

Condensate sales. Revenue from condensate sales was $2.0 million for the 2013 Successor Period, from sales volumes of 23.4 Mbbls at an average price of $85.25 per barrel as a result of our fixed price sales agreement with QEP Resources, which was effective on August 14, 2013.

Operating Expenses

Gathering expenses. Gathering expenses were $9.8 million for the 2013 Successor Period, of which the majority of the expenses were incurred on our Green River and Vermillion gathering systems.

General and administrative. General and administrative expenses were $5.5 million for the 2013 Successor Period, consisting of $4.6 million from charges under the Original Omnibus Agreement, $0.4 million for equity-based compensation expense and the remainder related to other expenses related to operating as a publicly traded partnership.

Taxes other than income taxes. Taxes other than income taxes were $0.8 million for the 2013 Successor Period, primarily attributable to property tax expense on our gathering systems.

Depreciation and amortization. Depreciation and amortization expenses were $11.7 million for the 2013 Successor Period.

Other Results Below Operating Income

Income from unconsolidated affiliates. Income from unconsolidated affiliates was $1.2 million for the 2013 Successor Period related to income related to our 50% interest in Three Rivers Gathering.

Interest expense. Interest expense was $0.9 million for the 2013 Successor Period, related to commitment fees paid on the unused portion of the Prior Credit Facility. There were no borrowings under the Prior Credit Facility during the 2013 Successor Period.

Predecessor Results of Operations

The Predecessor financial statements were prepared in connection with the IPO. The Predecessor consists of all of the Partnership’s gathering assets as well as the Uinta Basin Gathering System. The Uinta Basin Gathering System was retained by QEPFSC and was not part of the assets conveyed to the Partnership.

Period from January 1, 2013, through August 13, 2013 - Predecessor

Revenue

Gathering and transportation. Gathering and transportation revenues were $92.9 million for the period from January 1, 2013, through August 13, 2013 (the “2013 Predecessor Period”).

Natural gas gathering and transportation revenue was $80.5 million with throughput of 237.6 million MMBtu and an average gas gathering and transportation fee of $0.35 per MMBtu. The majority of the natural gas throughput was attributable to our Green River Gathering System, which contributed 124.0 million MMBtu of throughput as a result of increased production at QEP Resources’ Pinedale operations. Additional volumes related to the Predecessor’s Uinta Basin Gathering System, with throughput of 45.8 million MMBtu, and our Vermillion Gathering System, with throughput of 30.2 million MMBtu also contributed to our revenue.

Crude oil and condensate gathering revenue was $7.9 million for the 2013 Predecessor Period, as a result of an average gathering fee of $2.44 per barrel and throughput of 3,243.1 Mbbls of which 2,490.0 Mbbls was attributable to our Green River Gathering System and 753.1 Mbbls was attributable to our Williston Gathering System.

Water gathering revenue consisted of $4.5 million for the 2013 Predecessor Period, from throughput of 2,450.3 Mbbls and an average fee of $1.82 per barrel at our Green River Gathering System.

Condensate sales. Revenue from condensate sales was $7.4 million for the 2013 Predecessor Period, from sales volumes of 90.6 Mbbls at an average price of $81.63 per barrel primarily attributable to the Predecessor’s Green River, Uinta Basin and Vermillion Gathering Systems.

Operating Expenses

Gathering expenses. Gathering expenses were $19.7 million for the 2013 Predecessor Period, of which the majority of the expenses were incurred on the Predecessor’s Green River, Uinta Basin and Vermillion Gathering Systems.

General and administrative. General and administrative expenses were $13.6 million for the 2013 Predecessor Period, from the allocation of costs by QEP Resources for various business and corporate services and compensation related expenses.

Taxes other than income taxes. Taxes other than income taxes were $1.3 million for the 2013 Predecessor Period, primarily attributable to property tax expense on the Predecessor’s gathering systems.

Depreciation and amortization. Depreciation and amortization expenses were $25.0 million for the 2013 Predecessor Period.

Other Results Below Operating Income

Income from unconsolidated affiliates. Income from unconsolidated affiliates was $3.8 million for the 2013 Predecessor Period. Income from Uintah Basin Field Services was $2.2 million and income from Three Rivers Gathering was $1.6 million.

Interest expense. Interest expense was $2.6 million for the 2013 Predecessor Period, related to interest charged on the Predecessor’s outstanding long-term debt with QEP Resources throughout the period.

Year Ended December 31, 2012 - Predecessor

Revenue

Gathering and transportation. Gathering and transportation revenues were $151.3 million for the year ended December 31, 2012.

Natural gas gathering and transportation revenue was $132.7 million with throughput of 403.2 million MMBtu and an average gas gathering and transportation fee of $0.34 per MMBtu. The majority of the natural gas throughput was attributable to our Green River Gathering System, the Predecessor’s Uinta Basin Gathering System, and our Vermillion Gathering System which contributed 201.7 million MMBtu, 78.6 million MMBtu and 52.0 million MMBtu of throughput, respectively.

Crude oil and condensate revenue was $11.2 million for the year ended December 31, 2012, as a result of an average gathering fee of $2.31 per barrel and throughput of 5,297.4 Mbbls of which 4,286.3 Mbbls was attributable to our Green River Gathering System and 1,011.1 Mbbls was attributable to our Williston Gathering System.

Water gathering revenue was $7.4 million for the year ended December 31, 2012, driven by throughput of 3,998.4 Mbbls and an average fee of $1.84 per barrel at our Green River Gathering System.

Condensate sales. Revenue from condensate sales was $10.9 million for the year ended December 31, 2012, from sales volumes of 125.8 Mbbls at an average price of $86.06 per barrel, primarily attributable to our Green River Gathering System.

Operating Expenses

Gathering expenses. Gathering expenses were $29.9 million for the year ended December 31, 2012, of which the majority of the expenses were incurred on the Predecessor’s Green River, Uinta Basin and Vermillion gathering systems.

General and administrative. General and administrative expenses were $17.0 million for the year ended December 31, 2012, from the allocation of costs by QEP Resources for various business and corporate services and compensation related expenses.

Taxes other than income taxes. Taxes other than income taxes were $3.1 million for the year ended December 31, 2012, primarily attributable to property tax expense on the Predecessor’s gathering systems.

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

Interest expense. Interest expense was $8.7 million for the year ended December 31, 2012, related to interest charged on the Predecessor’s outstanding long-term debt with QEP Resources throughout the period.

Supplemental Pro Forma Analysis

As previously discussed, the historical financial information of the Predecessor contained in this report relates to periods that ended prior to the completion of the IPO, and includes results for both the properties conveyed to the Partnership in connection with the IPO and properties retained by our Predecessor. We believe that historical data limited to only the properties conveyed to the Partnership in connection with the IPO and that reflects transactions that occurred as a result of the IPO is relevant and meaningful, enhances the discussion of the periods presented and is useful to the reader to better understand trends in our operations. Therefore, we have also included the results of operations for the year ended December 31, 2014, on a pro forma basis.

Year Ended December 31, 2014, compared to Year Ended December 31, 2013 - Pro Forma

Revenue

Gathering and transportation. Gathering and transportation revenues decreased $1.1 million during the year ended December 31, 2014, compared to the pro forma year ended December 31, 2013.

Natural gas gathering and transportation revenues decreased $3.9 million during the year ended December 31, 2014, compared to the pro forma year ended December 31, 2013, as a result of a lower gas gathering throughput of 4.6 million MMBtu and a 3% lower average gas gathering fee. The decrease in throughput is primarily due to a 5.8 million MMBtu decrease at our Vermillion Gathering System due to reduced drilling activities in that area and a temporary downstream interstate pipeline shutdown during the third quarter of 2014, and a 3.7 million MMBtu decrease at our Green River Gathering System due to QEP Resources’ reduction in natural gas production in the Pinedale field.

Crude oil and condensate gathering revenue decreased $0.7 million during the during the year ended December 31, 2014, compared to the pro forma year ended December 31, 2013, due to a 10% decrease in gathering volume and a 7% decrease in average gathering fees. The decrease in throughput was primarily due to a 0.4 MBbls decrease at our Green River Gathering System and a 0.1 MBbls decrease at our Williston Gathering System.

Water gathering revenue was $1.7 million, or 22%, higher for the year ended December 31, 2014, compared to the pro forma year ended December 31, 2013, due to a 19% increase in gathering volume and a 2% rate escalation at our Green River Gathering System.

Deficiency revenue increased $1.8 million for the year ended December 31, 2014, compared to the pro forma year ended December 31, 2013, due to a $1.5 million increase in deficiency revenue at our Williston Gathering System and a $0.3 million increase at our Vermillion Gathering System.

Condensate sales. Condensate sales decreased $2.3 million during the year ended December 31, 2014, compared to the pro forma year ended December 31, 2013, due to a 32% decrease in sales volumes, partially offset by a 3% increase in average gathering fees as a result of our fixed-price sales agreement with QEPFS. The decrease in sales volumes is attributable to a 63% decrease in volumes at our Green River Gathering System, partially offset by a 2% increase at our Vermillion Gathering System. Condensate sales variability is due in part to the timing of condensate deliveries to our customers and seasonal variability, as warmer ground temperatures in late summer result in lower condensate recoveries.

Operating Expenses

Gathering expense. Gathering expense increased by $0.5 million, or 2%, during the year ended December 31, 2014, compared to the pro forma year ended December 31, 2013, due to increased labor and maintenance costs at our Vermillion Gathering System, partially offset by decreased labor and maintenance costs at our Williston Gathering Systems.

General and administrative. General and administrative expenses for the year ended December 31, 2014, increased by $1.6 million, or 10%, compared to the pro forma year ended December 31, 2013, primarily due to professional service fees incurred for the Green River Processing Acquisition.

Taxes other than income taxes. Taxes other than income taxes increased by $0.4 million during the year ended December 31, 2014, compared to the pro forma year ended December 31, 2013, due to increased property taxes at the Green River Gathering System and the Vermillion Gathering System.

Other Results Below Operating Income

Income from unconsolidated affiliates. Income from unconsolidated affiliates increased by $10.4 million during the year ended December 31, 2014, compared to the pro forma year ended December 31, 2013, primarily due to $10.3 million of income related to our 40% interest in Green River Processing, acquired July 1, 2014. The remaining increase is attributable to our 50% ownership in Three Rivers Gathering.

Interest expense. Interest expense during the year ended December 31, 2014, increased $2.4 million compared to the pro forma year ended December 31, 2013, due to borrowings under the Prior Credit Facility and the Affiliate Credit Agreement for the Green River Processing Acquisition which closed on July 1, 2014.

Liquidity and Capital Resources

Prior to the IPO, our sources of liquidity included cash generated from operations and funding from QEP Resources. We historically participated in QEP Resources’ centralized cash management program under which the net balance of our cash receipts and cash disbursements were settled with QEP Resources on a periodic basis.

We maintain our own bank accounts and sources of liquidity. Our ongoing sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures include cash generated from operations, borrowings under our Affiliate Credit Agreement, and access to debt and equity markets. We may also consider the use of alternative financing strategies such as entering into additional joint venture arrangements. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

Cash Flow

The following table and discussion presents a summary of our net cash provided by operating activities, investing activities and financing activities for the periods indicated.

		Year Ended
		December 31, 2013
	Year Ended December 31, 2014	Period from August 14, 2013, through December 31, 2013	Period from January 1, 2013, through August 13, 2013	Year Ended December 31, 2012
	Successor	Successor	Predecessor	Predecessor
	(in millions)
Net cash provided by (used in):
Operating activities	$100.3	$31.6	$90.9	$107.0
Investing activities	(124.9)	(13.7)	(8.5)	(43.4)
Financing activities	20.9	—	(82.7)	(64.7)

Operating Activities. The primary components of net cash provided from operating activities are changes in working capital, non-cash adjustments to net income and net income and are presented in the following table:

		Year Ended
		December 31, 2013
	Year Ended December 31, 2014	Period from August 14, 2013, through December 31, 2013	Period from January 1, 2013, through August 13, 2013	Year Ended December 31, 2012
	Successor	Successor	Predecessor	Predecessor
	(in millions)
Net income	$53.7	$20.6	$41.4	$71.0
Non-cash adjustments to net income	34.6	12.4	26.6	40.4
Changes in operating assets and liabilities	12.0	(1.4)	22.9	(4.4)
Net cash provided from operating activities	$100.3	$31.6	$90.9	$107.0

Investing Activities. Our Predecessor’s historical capital expenditures were funded from a combination of cash flow generated from operations and funding from QEP Resources. The Partnership’s capital expenditures were funded from cash flow generated from operations. Our historical capital expenditures are presented in the following table:

		Year Ended
		December 31, 2013
	Year Ended December 31, 2014	Period from August 14, 2013, through December 31, 2013	Period from January 1, 2013, through August 13, 2013	Year Ended December 31, 2012
	Successor	Successor	Predecessor	Predecessor
	(in millions)
Total accrual capital expenditures	$14.1	$18.5	$7.5	$42.4
Change in accruals and non-cash items	4.2	(4.3)	1.6	1.3
Total cash capital expenditures	$18.3	$14.2	$9.1	$43.7

In addition to the capital expenditures noted above, the Partnership acquired 40% of the membership interests in Green River Processing for $230.0 million. The cash flow statement amount of $106.9 million of cash investing outflows is due to the transaction being accounted for as entities under common control. The Partnership also made contributions to Green River Processing of $2.5 million, of which $2.1 million was capital expenditures related to various system maintenance projects and $0.4 million was for an operating expense reserve. Additionally, the Partnership had distributions from equity investments in excess of cumulative earnings of $2.8 million from its investment in Three Rivers Gathering.

Financing Activities. During the year ended December 31, 2014, net cash from financing activities was $20.9 million. This consisted of $210.0 million of net borrowings under the Prior Credit Facility and the Affiliate Credit Agreement, $60.6 million in unitholder distributions paid in 2014, and $6.3 million in distributions to its noncontrolling interest in Rendezvous Gas. Additionally, the Partnership had a cash distribution of $123.1 million equal to the amount of the Green River Processing Acquisition purchase price in excess of the carrying value of assets acquired.

As a result of the IPO, for the period from August 14, 2013, through December 31, 2013, we had net proceeds of $449.6 million which were used to repay long-term debt to QEP of $95.5 million, pay revolving credit origination fees of $3.0 million and make a cash distribution to QEP Resources for $351.1 million. Additionally, the Partnership received $9.6 million from QEP Resources under the indemnification provisions of the Original Omnibus Agreement for capital expenditures incurred by the Partnership for a pipeline repair project. Lastly, the Partnership paid distributions of $7.1 million, or $0.13 per unit, to public common unitholders, and $2.2 million in distributions to its noncontrolling interest in Rendezvous Gas.

For the period from January 1, 2013, through August 13, 2013, the Predecessor’s cash used in financing activities primarily consisted of $66.4 million in repayments of long-term debt to QEP Resources compared to $43.6 million of cash used in financing activities of the Predecessor for the year ended December 31, 2012. In addition, our Predecessor made distributions to QEP of $12.2 million and distributions to its noncontrolling interest in Rendezvous Gas of $4.1 million for the period from January 1, 2013, through August 13, 2013.

Our Predecessor's cash used in financing activities in 2012 primarily consisted of $43.6 million in repayments of long-term debt to QEP Resources compared to $63.6 million in 2011. In addition, our Predecessor had distributions to QEP Resources of $14.5 million and to its noncontrolling interest in Rendezvous Gas of $6.6 million in 2012.

Capital Requirements

The natural gas and crude oil gathering segment of the midstream energy business is capital-intensive, requiring investment for the maintenance of existing gathering systems and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our Partnership Agreement requires that we categorize our capital expenditures as either maintenance or expansion.

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

•
Growth capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Growth capital expenditures include the acquisition of assets from QEPFS or third parties and the construction or development of additional pipeline capacity, well connections or compression, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Growth capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of growth capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement or expansion of a capital asset and ending on the earlier to occur of the date that such capital improvement commences commercial service and the date that such capital improvement is disposed of or abandoned.

Capital expenditures totaled $14.1 million for the year ended December 31, 2014 which includes expansion capital of $1.1 million and maintenance capital of $13.0 million. Maintenance capital expenditures of $13.0 million included $10.1 million related to the Green River Gathering System, of which $3.3 million related to a compressor maintenance overhaul project, $4.5 million related to system maintenance and $2.3 million related to a condensate pipeline repair and replacement project. The Partnership was reimbursed by QEP Resources for $1.1 million of pipeline repair costs pursuant to an indemnification provision in the Original Omnibus Agreement. The remaining maintenance capital expenditures of $2.9 million primarily related to compressor maintenance on the Vermillion Gathering System. Expansion capital expenditures of $1.1 million related primarily to a compressor replacement project on the Vermillion Gathering System and reimbursable well connects on the Williston Gathering System.

Capital expenditures totaled $18.5 million for the Partnership during the period from August 14, 2013, through December 31, 2013, which includes expansion capital of $5.4 million and maintenance capital of $13.1 million. Maintenance capital expenditures of $13.1 million include $9.6 million related to a condensate pipeline repair and replacement project. The Partnership was reimbursed by QEP Resources for these costs pursuant to an indemnification provision in the Original Omnibus Agreement executed in connection with the closing of the IPO. The remaining maintenance capital expenditures of $3.5 million relate to several compressor overhauls and line looping projects intended to improve efficiency and increase flexibility on the Vermillion and Green River gathering systems. Growth capital expenditures of $5.4 million related primarily to a compressor replacement project on the Vermillion Gathering System and reimbursable well connects on the Williston Gathering System.

We expect our gross capital expenditures to range from $50.0 million to $55.0 million for the year ending December 31, 2015. This amount includes approximately $10.0 million of maintenance capital and approximately $40.0 million to $45.0 million of expansion capital. Maintenance capital spending includes line replacement and odorization in the Pinedale area. Growth capital spending includes reducing pipeline pressures in Pinedale Field by compressor modifications in order to allow gas to flow more freely from wells. Growth capital spending also includes adding additional compression and gathering lines at Vermillion and connecting more producers into our system in North Dakota. Capital spending for well-connects will be included in growth capital in 2015, but was included in maintenance capital spending for the years ended December 31, 2014, 2013 and 2012. Capital spending may vary significantly from period to period based on the investment opportunities available to us and the timing of large maintenance items. We expect to fund the 2015 capital expenditures with cash flow generated from operations and borrowings under our Affiliate Credit Agreement.

Distributions

For the year ended December 31, 2014, the partnership paid $60.6 million in distributions to unitholders. Further, on January 23, 2015, the Partnership declared its quarterly cash distribution totaling $17.1 million, or $0.31 per unit for the fourth quarter of 2014. The distribution was paid on February 13, 2015 to unitholders of record on the close of business on February 3, 2015. The distribution for the fourth quarter of 2014 included $0.2 million in distributions related to the General Partner’s incentive distribution rights.

For the period from August 14, 2013, through December 31, 2013, the Partnership paid distributions of $7.1 million related to the third quarter of 2013 distribution. Further, on January 23, 2014, the Partnership declared its quarterly cash distribution totaling $14.2 million, or $0.26 per unit for the fourth quarter of 2013. This distribution was paid on February 14, 2014, to unitholders of record on the close of business on February 4, 2014. No distributions related to the General Partner’s incentive distribution rights were declared.

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

The Prior Credit Facility and the Affiliate Credit Agreement

In connection with the IPO, we entered into the Prior Credit Facility, a $500.0 million senior secured revolving credit agreement with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders with a maturity date of August 14, 2018. The Prior Credit Facility contained an accordion provision that allowed the amount of the facility to be increased to $750.0 million with the agreement of the lenders. The Prior Credit Facility was available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. Substantially all of the Partnership’s assets, excluding equity in and assets of certain joint ventures and unrestricted subsidiaries and other customary exclusions, were pledged as collateral under the Prior Credit Facility. In addition, the Prior Credit Facility contained restrictions and events of default customary for transactions of this nature. For the period from January 1, 2014, through December 1, 2014, the unused portion of the Prior Credit Facility was subject to a commitment fee ranging from 0.325% to 0.500% per annum.

The Partnership borrowed $230.0 million under the Prior Credit Facility during the year ended December 31, 2014, to fund the Green River Processing Acquisition. The weighted average interest rate on borrowings during the period was 1.94%. As part of the Acquisition of QEPFS by TLLP on December 2, 2014, the outstanding amount of $230.0 million was repaid and the Prior Credit Facility was terminated.

Concurrent with the termination of the Prior Credit Facility, we entered into the $500.0 million unsecured, Affiliate Credit Agreement with QEPFS, on terms substantially similar to those of the Prior Credit Facility. Under the Affiliate Credit Agreement, QEPFS agreed to provide revolving loans and advances to us up to a borrowing capacity of $500.0 million. The Affiliate Credit Agreement is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. The Affiliate Credit Agreement is likely to limit our ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	make capital expenditures;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

The Affiliate Credit Agreement also includes covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests. As of December 31, 2014, there was $210.0 million outstanding under the Affiliate Credit Agreement, and the Partnership was in compliance with the covenants under the Affiliate Credit Agreement. During the year ended December 31, 2014, we incurred interest on borrowings under both the Prior Credit Facility and the Affiliate Credit Agreement at a blended rate of 1.94%. The maturity date of the Affiliate Credit Agreement is August 14, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Credit Risk

Our exposure to credit risk may be affected by our concentration of customers due to changes in economic or other conditions. Our customers include companies that may react differently to changing conditions. Our principal customers are QEP Resources and Questar Gas Company (“QGC”), who account for approximately 67% and 15% respectively, of the Partnership’s total revenues. We bear credit risk represented by our exposure to non-payment or non-performance by our customers, including QEP Resources and QGC. Consequently, we are subject to the risk of non-payment or late payment by QEP Resources and QGC of gathering fees, and this risk is greater than it would be with a broader customer base with a similar credit profile.

Our gathering agreement with QGC is the subject of ongoing litigation, in which QGC is disputing the calculation of the gathering rate and has been netting the disputed amount from its monthly payment of gathering fees to QEPFSC and the Partnership since the second quarter of 2012. The Partnership has been indemnified by TLLP for costs, expenses and other losses incurred by the Partnership in connection with the QGC dispute, subject to certain limitations, as set forth in the Amended Omnibus Agreement. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of our indemnification by TLLP, the outcome of this litigation is not expected to have a material impact on our financial condition, results of operations, or liquidity. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. For more information regarding the litigation with QGC, refer to Note 10 - Commitments and Contingencies, in Item 8 of Part II, and Legal Proceedings in Item 3, Part I of this Annual Report on Form 10-K.

We expect our exposure to concentrated risk of non-payment or non-performance to continue for as long as we remain substantially dependent on our principal customers, and in particular QEP Resources, for our revenues. If QEP Resources becomes unable to perform under the terms of our gathering agreements it may significantly reduce our ability to make distributions to our unitholders.

Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, we enter into a variety of contractual cash obligations and other commitments. The following table summarizes the significant contractual cash obligations as of December 31, 2014:

	Payments Due by Year
	Total	2015	2016	2017	2018	2019	After 2019
	(in millions)
Long-term debt	$210.0	$—	$—	$—	$210.0	$—	$—
Asset retirement obligations(1)	14.2	—	—	—	—	—	14.2
Amended Omnibus Agreement(2)	69.0	13.8	13.8	13.8	13.8	13.8	—
Total	$293.2	$13.8	$13.8	$13.8	$223.8	$13.8	$14.2
____________

(1)	These future obligations are discounted estimates of future expenditures based on expected settlement dates.

(2)
Our Amended Omnibus Agreement remains in effect between the Partnership and TLGP until a change in control of the Partnership. As we are unable to estimate the termination of the contract, we have included the fees for each of the five years following December 31, 2014 for disclosure purposes.

Related Parties

Our General Partner is owned by QEPFS, which became a subsidiary of TLLP as of December 2, 2014. As of December 31, 2014, QEPFS owns 3,701,750 common units and 26,705,000 subordinated units representing a 55.8% limited partner interest in us. In addition, our General Partner owns 1,090,495 general partner units representing a 2.0% general partner interest in us, as well as incentive distribution rights. Transactions with our General Partner, QEPFS and TLLP are considered to be related party transactions because our General Partner and its affiliates own more than 5% of our equity interests. Prior to the Acquisition, QEPFS was owned by QEP Resources.

In connection with the IPO, QEP Midstream entered into various agreements with QEPFSC, QEP Resources and our General Partner including the following: the Original Omnibus Agreement, the Partnership Agreement, gathering and transportation agreements, a fixed priced condensate purchase agreement, operating agreements and other service agreements. Other than described below, the agreements with QEPFSC and QEP Resources were assigned to QEPFS, TLLP and TLLP’s general partner. The terms of the assigned agreements remained substantially similar subsequent to the Acquisition. We believe that the terms and conditions under these agreements are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services in the ordinary course of its business. For a summary of revenue and expenses recognized pursuant to these agreements, refer to Item 8, Note 4 to our consolidated financial statements.

Affiliate Credit Agreement

On December 2, 2014, in connection with the Acquisition, we entered into the Affiliate Credit Agreement. Under the Affiliate Credit Agreement, QEPFS agreed to provide revolving loans and advances to us up to a borrowing capacity of $500.0 million. In conjunction with the closing of the Acquisition, we borrowed $230.0 million under the Affiliate Credit Agreement and used the funds for the repayment and termination of the Prior Credit Facility. The maturity date of the Affiliate Credit Agreement is August 14, 2018.

Omnibus Agreement

In connection with the IPO, the Partnership entered into the Original Omnibus Agreement on August 14, 2013, which established the general and administrative expense that QEP Resources would charge to the Partnership. In accordance with the Original Omnibus Agreement, QEP Resources charged the Partnership a combination of direct and allocated charges for administrative and operational services. The annual fee was set to $13.8 million. For the period from August 14, 2013, through December 31, 2013, the Partnership was charged $4.6 million under the Original Omnibus Agreement by QEP Resources. For the period from January 1, 2014, through December 1, 2014, the Partnership was charged $12.7 million under the Original Omnibus Agreement by QEP Resources.

On December 2, 2014, and in connection with the Acquisition, the Partnership entered into the Amended Omnibus Agreement with TLGP and affiliates. The Amended Omnibus Agreement restated and amended the Original Omnibus Agreement dated August 14, 2013, and established the general and administrative expense that TLGP would charge to the Partnership. TLGP charged the Partnership a combination of direct and allocated charges for administrative and operational services in accordance with the amended agreement. For the period from December 2, 2014, through December 31, 2014, the Partnership was charged $1.1 million under the Amended Omnibus Agreement by TLGP.

Keep-Whole Commodity Fee Agreement

Effective December 2, 2014, following the completion of the Acquisition, Green River Processing entered into the five-year Keep-Whole Commodity Agreement with TRMC to minimize commodity price risk. Under the Keep-Whole Commodity Agreement with TRMC, TRMC pays Green River Processing a fee to process NGLs related to keep-whole agreements and delivers replacement natural gas to the producers on behalf of Green River Processing.  Green River Processing pays TRMC a marketing fee in exchange for assuming the commodity risk.  Terms and pricing under this agreement are revised each year.

Refer to Note 4 - Related Party Transactions, in Item 8 of Part II of this Annual Report on Form 10-K for additional information on related party transactions.

Critical Accounting Policies and Estimates

The following discussion relates to the critical accounting policies and estimates for both QEP Midstream and our Predecessor. All references to “QEP Midstream”, “we”, “our”, or “us” is applicable to both QEP Midstream and our Predecessor. Our consolidated financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following accounting policies may involve a higher degree of complexity and judgment on the part of management. For other significant policies not discussed in this section, refer to Note 2 - Summary of Significant Accounting Policies, in Item 8 of Part II of this Annual Report on Form 10-K.

Property, Plant and Equipment

Property, plant and equipment primarily consists of natural gas and crude oil gathering pipelines, transmission pipelines and compressors and are stated at the lower of historical cost, less accumulated depreciation or fair value, if impaired. We capitalize construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred, except substantial compression overhaul costs that are capitalized and depreciated. Depreciation of gathering equipment is charged to expense using the straight-line method.

Impairment of Long-lived Assets

We evaluate whether long-lived assets have been impaired and determine if the carrying amount of our assets may not be recoverable. Impairment is indicated when a triggering event occurs and/or the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset’s carrying value. If impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset or a change in management’s intent to utilize the asset. There were no long-lived asset impairments recognized during 2014, 2013 or 2012.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are associated with the retirement of tangible long-lived assets and are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The cost of the tangible asset, including the asset retirement costs, is depreciated over the useful life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at our credit-adjusted, risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the AROs and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

Revenue Recognition

We provide natural gas gathering and transportation services, primarily under fee-based contracts. Under these arrangements, we receive a fee or fees for one or more of the following services: firm and interruptible gathering or transmission of natural gas, crude oil, condensate, and water. The revenue we earn from these arrangements is generally directly related to the volume of natural gas, crude oil, or water that flows through the our systems and is not directly dependent on commodity prices. Revenue for these agreements is generally recognized at the time the service is performed. The Partnership defers revenue it receives for certain deficiency payments where the third party has the ability to meet the minimum volume commitment in a subsequent period pursuant to the terms of the specific agreement. In addition, under certain of these gathering agreements, we retain and sell condensate, which falls out of the natural gas stream during the gathering process. We recognize revenue from condensate sales upon transfer of title.

Recent Accounting Developments

See Recent Accounting Developments in Note 2 - Summary of Significant Accounting Policies, in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Partnership’s Affiliate Credit Agreement contains a variable interest rate that exposes us to volatility in interest rates. At December 31, 2014, the Partnership had $210.0 million outstanding under the Affiliate Credit Agreement. If interest rates had increased or decreased 10% over the year ended December 31, 2014, at our average level of borrowing for those same periods, our interest expense would have increased or decreased by $0.2 million for the year ended December 31, 2014.

Commodity Price Risk

We bear a limited degree of commodity price risk with respect to our gathering contracts. Specifically, pursuant to our contracts, we retain and sell condensate that is recovered during the gathering of natural gas. Thus, a portion of our revenues is dependent upon the price received for the condensate. Condensate historically sells at a slight discount to the price of crude oil. We consider our exposure to commodity price risk associated with these arrangements to be minimal based on the amount of revenues generated under these arrangements compared to our overall revenues. Historically, we have not entered into commodity derivative instruments because of the minimal impact on our revenues; however, we have a fixed-price Condensate Purchase Agreement with QEPFS, which requires us to sell and QEPFS to purchase all of the condensate volumes collected on our gathering systems at a fixed price of $85.25 per barrel of product over a primary term of five years.

With our Green River Processing Acquisition, a portion of our profitability is directly affected by prevailing commodity prices related to keep-whole processing contracts. Our non-wholly owned subsidiary Green River Processing processes gas for certain producers under “keep-whole” processing agreements.  Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed.  The operating margin for these agreements are determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). Effective December 2, 2014, following the completion of the Acquisition, TRMC and Green River Processing entered into the Keep-Whole Commodity Agreement to minimize commodity price risk. Under the Keep-Whole Commodity Agreement with TRMC, TRMC pays Green River Processing a fee to process NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of Green River Processing.  Green River Processing pays TRMC a marketing fee in exchange for assuming the commodity risk.

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However the annual fee we charge TRMC could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas. Refer to Note 4 - Related Party Transactions, in Item 8 of Part II of this Annual Report on Form 10-K for additional information on this agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Financial Statements:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of QEP Midstream Partners GP, LLC and the Partners of QEP Midstream Partners, LP:
In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, equity, and cash flows present fairly, in all material respects, the financial position of QEP Midstream Partners, LP at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and for the period from August 14, 2013 to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Houston, Texas
March 9, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors of QEP Midstream Partners GP, LLC and the Partners of QEP Midstream Partners, LP:
In our opinion, the accompanying consolidated statements of income, equity, and cash flows for the year ended December 31, 2012 and for the period from January 1, 2013 to August 13, 2013 present fairly, in all material respects, the results or operations and cash flows of QEP Midstream Partners, LP Predecessor for the year ended December 31, 2012 and for the period from January 1, 2013 to August 13, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Houston, Texas
March 20, 2014

QEP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME

		Year Ended
		December 31, 2013
	Year Ended December 31, 2014	Period from August 14, 2013, through December 31, 2013	Period from January 1, 2013, through August 13, 2013	Year Ended December 31, 2012
	Successor	Successor	Predecessor	Predecessor
	(in millions, except per unit information)
Revenues
Gathering and transportation	$117.9	$46.1	$92.9	$151.3
Condensate sales	5.3	2.0	7.4	10.9
Total revenues	123.2	48.1	100.3	162.2
Operating expenses
Gathering	24.5	9.8	19.7	29.9
General and administrative	17.8	5.5	13.6	17.0
Taxes other than income taxes	2.0	0.8	1.3	3.1
Depreciation and amortization	32.0	11.7	25.0	39.8
Total operating expenses	76.3	27.8	59.6	89.8
Net loss from property sales	—	—	(0.5)	—
Operating income	46.9	20.3	40.2	72.4
Other income	—	—	—	0.1
Income from unconsolidated affiliates	13.2	1.2	3.8	7.2
Loss from early extinguishment of debt	(2.4)	—	—	—
Interest expense	(4.0)	(0.9)	(2.6)	(8.7)
Net income	53.7	20.6	41.4	71.0
Net income attributable to noncontrolling interest	(3.7)	(1.5)	(2.5)	(3.7)
Net income attributable to QEP Midstream or Predecessor	$50.0	$19.1	$38.9	$67.3

Net income attributable to QEP Midstream per limited partner unit (basic and diluted):
Common units	$0.91	$0.35
Subordinated units	$0.91	$0.35

Weighted-average limited partner units outstanding (basic and diluted):
Common units	26.7	26.7
Subordinated units	26.7	26.7
Cash distributions per unit(1)	$1.16	$0.39
____________
(1) Represents the cash distributions declared related to the period presented.

See notes accompanying the consolidated financial statements.

QEP MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	Successor	Successor
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$15.3	$19.0
Accounts receivable, net	12.3	9.1
Accounts receivable from affiliate	2.3	25.5
Natural gas imbalance receivable	6.8	1.7
Total current assets	36.7	55.3
Property, plant and equipment, net	476.4	493.4
Investment in unconsolidated affiliates	135.5	27.8
Other noncurrent assets	0.3	3.4
Total assets	$648.9	$579.9
LIABILITIES
Current liabilities:
Accounts payable	$5.1	$6.6
Accounts payable to affiliate	0.6	9.0
Natural gas imbalance liability	6.8	1.7
Deferred revenue	1.6	9.6
Other current liabilities	0.5	0.2
Total current liabilities	14.6	27.1
Affiliate long-term debt	210.0	—
Asset retirement obligation	14.2	13.3
Deferred revenue	10.9	11.9
Total long-term liabilities	235.1	25.2
Commitments and contingencies (see Note 10)
EQUITY
Limited partner common units - 26.7 million units issued and outstanding	392.8	411.7
Limited partner subordinated units - 26.7 million units issued and outstanding	(35.6)	68.0
General partner units - 1.1 million units issued and outstanding	(0.8)	2.5
Total partners’ capital	356.4	482.2
Noncontrolling interest	42.8	45.4
Total net equity	399.2	527.6
Total liabilities and equity	$648.9	$579.9

See notes accompanying the consolidated financial statements.

QEP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended
		December 31, 2013
	Year Ended December 31, 2014	Period from August 14, 2013, through December 31, 2013	Period from January 1, 2013, through August 13, 2013	Year Ended December 31, 2012
	Successor	Successor	Predecessor	Predecessor
	(in millions)
OPERATING ACTIVITIES
Net income	$53.7	$20.6	$41.4	$71.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.0	11.7	25.0	39.8
Equity-based compensation expense	0.6	0.4	—	—
Income from unconsolidated affiliates	(13.2)	(1.2)	(3.8)	(7.2)
Distributions from unconsolidated affiliates	12.2	1.3	4.9	7.8
Non-cash loss on early extinguishment of debt	2.4	—	—	—
Amortization of debt issuance costs	0.6	0.2	—	—
Net loss from asset sales	—	—	0.5	—
Changes in operating assets and liabilities:
Accounts receivable	26.5	(8.3)	17.8	(2.4)
Accounts payable and accrued expenses	(5.9)	0.3	8.9	(1.6)
Other	(8.6)	6.6	(3.8)	(0.4)
Net cash provided by operating activities	100.3	31.6	90.9	107.0
INVESTING ACTIVITIES
Property, plant and equipment	(18.3)	(14.2)	(9.1)	(43.7)
Equity investments	(106.9)	—	—	—
Contribution to equity investment	(2.5)	—	—	—
Distributions from equity investments in excess of cumulative earnings	2.8	—	—	—
Proceeds from sale of assets	—	0.5	0.6	0.3
Net cash used in investing activities	(124.9)	(13.7)	(8.5)	(43.4)
FINANCING ACTIVITIES
Issuance of long-term debt	529.5	—	—	—
Repayments of long-term debt	(319.5)	(95.5)	(66.4)	(43.6)
Long-term debt issuance costs	—	(3.3)	—	—
Net proceeds from initial public offering	—	449.6	—	—
Proceeds from initial public offering distributed to parent	—	(351.1)	—	—
Contributions from (distributions to) parent, net	0.9	9.6	(12.2)	(14.5)
Green River Processing Acquisition - purchase price in excess of net assets acquired	(123.1)	—	—	—
Distribution to unitholders	(60.6)	(7.1)	—	—
Distribution to noncontrolling interest	(6.3)	(2.2)	(4.1)	(6.6)
Net cash provided by (used in) financing activities	20.9	—	(82.7)	(64.7)
Change in cash and cash equivalents	(3.7)	17.9	(0.3)	(1.1)
Beginning cash and cash equivalents	19.0	1.1	1.4	2.5
Ending cash and cash equivalents	$15.3	$19.0	$1.1	$1.4

Non-cash investing activities
Cash paid for interest	$(3.4)	$(0.7)	$—	$—
Change in capital expenditure accrual balance	$(4.2)	$4.3	$(1.6)	$(1.3)

See notes accompanying the consolidated financial statements.

QEP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY

	Successor
	Limited Partners
	Common Units		Subordinated Units		General Partner Units		Noncontrolling Interest	Total Net Equity
	Units	Amount	Units	Amount	Units	Amount
	(in millions)
Balance at April 19, 2013 (inception - prior to initial public offering)	—	$—	—	$—	—	$—	$—	$—
Contribution of net assets on August 14, 2013	3.7	72.2	26.7	287.3	1.1	2.2	46.1	407.8
Net proceeds from initial public offering	23.0	449.6	—	—	—	—	—	449.6
Proceeds from initial public offering distributed to parent	—	(117.5)	—	(233.6)	—	—	—	(351.1)
Contributions from parent	—	1.1	—	8.5	—	—	—	9.6
Distributions to noncontrolling interest	—	—	—	—	—	—	(2.2)	(2.2)
Distributions to unitholders	—	(3.5)	—	(3.5)	—	(0.1)	—	(7.1)
Equity-based compensation	—	0.4	—	—	—	—	—	0.4
Other	—	0.1	—	—	—	(0.1)	—	—
Net income for the period from August 14, 2013, through December 31, 2013	—	9.3	—	9.3	—	0.5	1.5	20.6
Balance at December 31, 2013	26.7	$411.7	26.7	$68.0	1.1	$2.5	$45.4	$527.6
Contributions from parent	—	0.8	—	6.4	—	0.2	—	7.4
Distributions to noncontrolling interest	—	—	—	—	—	—	(6.3)	(6.3)
Distributions to unitholders	—	(29.7)	—	(29.7)	—	(1.2)	—	(60.6)
Equity-based compensation	—	0.5	—	—	—	—	—	0.5
Purchase price in excess of net assets of Green River Processing acquisition	—	(14.8)	—	(104.6)	—	(3.7)	—	(123.1)
Net income	—	24.3	—	24.3	—	1.4	3.7	53.7
Balance at December 31, 2014	26.7	$392.8	26.7	$(35.6)	1.1	$(0.8)	$42.8	$399.2

See notes accompanying the consolidated financial statements.

QEP MIDSTREAM PARTNERS, LP PREDECESSOR
CONSOLIDATED STATEMENTS OF EQUITY

	Predecessor
	Parent Net Investment	Noncontrolling Interest	Total Net Equity
Balance at December 31, 2011	$451.8	$50.6	$502.4
Net income for the year ended December 31, 2012	67.3	3.7	71.0
Distributions to parent, net	(14.5)	—	(14.5)
Distribution to noncontrolling interest	—	(6.6)	(6.6)
Balance at December 31, 2012	$504.6	$47.7	$552.3
Net income for the period from January 1, 2013, through August 13, 2013	38.9	2.5	41.4
Distributions to parent, net	(12.2)	—	(12.2)
Distribution to noncontrolling interest	—	(4.1)	(4.1)
Balance at August 13, 2013	$531.3	$46.1	$577.4

See notes accompanying the consolidated financial statements.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Description of Business

QEP Midstream Partners, LP (the “Partnership”) was formed in Delaware on April 19, 2013, to own, operate, acquire and develop midstream energy assets. The Partnership’s assets consist of ownership interests in four gathering systems and two FERC regulated pipelines through which we provide natural gas and crude oil gathering and transportation services in Colorado, North Dakota, Utah and Wyoming. In addition, in July 2014, the Partnership acquired a 40% interest in Green River Processing, LLC (“Green River Processing”). Refer to Note 3 - Acquisitions for further detail.

On August 14, 2013, the Partnership completed its initial public offering (the “IPO”) of 20.0 million common units representing limited partner interests in the Partnership. In addition, as of September 4, 2013, the underwriters had exercised their option to purchase an additional 3.0 million common units. Unless the context otherwise requires, references in this report to “Predecessor,” “we,” “our,” “us,” or like terms, when used on a historical basis (periods prior to the IPO on August 14, 2013), refer to QEP Midstream Partners, LP Predecessor (the “Predecessor”). References in this report to “QEP Midstream,” the “Partnership,” “Successor,” “we,” “our,” “us,” or like terms, when used from and after August 14, 2013, in the present tense or prospectively, refer to QEP Midstream Partners, LP and its subsidiaries. For purposes of these financial statements, “QEP Resources” refers to QEP Resources, Inc. and its consolidated subsidiaries, “TLLP” refers to Tesoro Logistics LP and its consolidated subsidiaries and “QEPFS” refers to QEP Field Services, LLC.

As part of the IPO, QEP Midstream Partners GP, LLC (our “General Partner”) and QEP Field Services Company (“QEPFSC”), collectively contributed to the Partnership a 100% ownership interest in each of QEP Midstream Partners Operating, LLC (the “Operating Company”), QEPM Gathering I, LLC and Rendezvous Pipeline Company, LLC (“Rendezvous Pipeline”), a 78% interest in Rendezvous Gas Services, L.L.C. (“Rendezvous Gas”), and a 50% equity interest in Three Rivers Gathering, L.L.C. (“Three Rivers Gathering”).

On December 2, 2014, QEP Resources’ midstream business was acquired by TLLP, which included all of the issued and outstanding membership interest of QEPFS, a wholly-owned subsidiary of QEPFSC formed for purposes of consummating the QEP Field Services acquisition, pursuant to the Membership Interest Purchase Agreement, dated as of October 19, 2014, by and between TLLP and QEPFSC. QEPFS is the owner of the General Partner, which owns a 2% general partner interest in QEP Midstream and all of the Partnership’s incentive distribution rights (“IDRs”). The acquisition also included an approximate 56% limited partner interest in the Partnership (collectively, the “Acquisition”). Prior to the Acquisition, QEPFSC owned and operated QEP Midstream’s general partner. This resulted in a change of control of the Partnership’s general partner and the Partnership became a consolidated subsidiary of TLLP on the acquisition date. The transaction included consideration of $230.0 million paid by TLLP to QEP Resources, which was used to refinance the Partnership’s debt outstanding under the Partnership’s $500.0 million revolving credit facility (the “Prior Credit Facility”). The transaction did not involve the sale or purchase of any QEP Midstream common units held by the public. Prior to this transaction, QEP Resources, through its wholly-owned subsidiary QEPFSC, served as the Partnership’s general partner and owned a 2% general partner interest, all of the Partnership’s incentive distribution rights and an approximate 56% limited partner interest in the Partnership.

The General Partner serves as general partner of the Partnership and, together with TLLP, provides services to the Partnership pursuant to the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”), entered into in connection with the Acquisition. The Amended Omnibus Agreement, dated December 2, 2014, amended and restated the Omnibus Agreement dated August 14, 2013, (the “Original Omnibus Agreement”), entered into in connection with the closing of the IPO.

Basis of Presentation

The consolidated financial statements were prepared in accordance with GAAP and with the instructions for annual reports on Form 10-K and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements and accompanying notes prior to the IPO (August 14, 2013) relate to the Predecessor and have been prepared in accordance with GAAP on the basis of QEP Resources’ historical ownership of the Predecessor assets. The Predecessor’s consolidated financial statements have been prepared from the separate records maintained by QEP Resources and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as parent net investment, in lieu of owner’s equity, in the audited consolidated financial statements. Further, management does not believe that these financial statements are necessarily comparable to the financial statements reported by the Partnership for periods subsequent to the IPO nor reflective of other transactions that resulted in the capitalization and start-up of the Partnership. Refer to Item 7 of Part II of this Annual Report on Form 10-K for a description of the significant factors affecting the comparability of the Predecessor’s historical results of operations and those of the Partnership subsequent to the IPO.

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

Cash and Cash Equivalents

Historically, the majority of the Predecessor’s operations were funded by QEP Resources and managed under QEP Resources’ centralized cash management program. We maintain our own bank accounts and sources of liquidity. Cash equivalents consist principally of repurchase agreements with maturities of three months or less. The repurchase agreements are highly liquid investments in overnight securities made through commercial-bank accounts that result in available funds the next business day.

Accounts Receivable Trade

QEP Midstream’s receivables primarily consist of third party invoices. We routinely assess the recoverability of all material trade and other receivables to determine their collectability. The Partnership’s allowance for doubtful accounts was $0.1 million at December 31, 2014. The Partnership had no allowance for doubtful accounts at December 31, 2013.

Natural Gas Imbalances

Natural gas imbalance receivables or payables result from differences in gas volumes nominated compared to gas volumes received and gas volumes delivered to counterparties. Imbalances are shown gross as the receivable and payable are with different counterparties. Natural gas volumes owed to or by QEP Midstream that are subject to tariffs are valued at market index prices, as of the balance sheet dates, and are subject to cash settlement procedures. Other natural gas volumes owed to or by QEP Midstream are valued at our weighted average cost of natural gas as of the balance sheet dates and are settled in-kind.

Property, Plant and Equipment

Property, plant and equipment primarily consists of natural gas and crude oil gathering pipelines, transmission pipelines and compressors and are stated at the lower of historical cost, less accumulated depreciation or fair value, if impaired. We capitalize construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred, except substantial compression overhaul costs that are capitalized and depreciated. Depreciation of gathering equipment is charged to expense using the straight-line method.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

We evaluate whether long-lived assets have been impaired and determine if the carrying amount of our assets may not be recoverable. Impairment is indicated when a triggering event occurs and/or the sum of the estimated undiscounted future net cash flows of an evaluated asset is less than the asset’s carrying value. If impairment is indicated, fair value is calculated using a discounted cash flow approach. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors, including significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset or a change in management’s intent to utilize the asset. There were no long-lived asset impairments recognized during 2014, 2013 or 2012.

Investment in Unconsolidated Affiliates

We use the equity method to account for investment in unconsolidated affiliates. The investment in unconsolidated affiliates on the Consolidated Balance Sheets equals our proportionate share of equity reported by the unconsolidated affiliates. The investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.

The unconsolidated affiliates of the Partnership and the ownership percentage as of December 31, 2014, were Three Rivers Gathering (50%) and Green River Processing (40%). The unconsolidated affiliate of the Partnership and the ownership percentage as of December 31, 2013 was Three Rivers Gathering (50%).

Asset Retirement Obligations (“AROs”)

AROs are associated with the retirement of tangible long-lived assets and are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The cost of the tangible asset, including the asset retirement costs, is depreciated over the useful life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at our credit-adjusted, risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the AROs and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

The initial measurement of AROs at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property, plant and equipment. Significant Level 3 inputs used in the calculation of AROs include retirement costs and asset lives. Refer to Note 7 - Asset Retirement Obligations for a reconciliation of the Partnership’s AROs.

Environmental Matters
We capitalize environmental expenditures that extend the life or increase the capacity of facilities as well as expenditures that prevent environmental contamination. We expense costs that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation. We record liabilities when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Cost estimates are based on the expected timing and the extent of remedial actions required by governing agencies, experience gained from similar sites for which environmental assessments or remediation have been completed, and the amount of our anticipated liability considering the proportional liability and financial abilities of other responsible parties. Generally, the timing of these accruals coincides with the completion of a feasibility study or our commitment to a formal plan of action. Estimated liabilities are not discounted to present value, and environmental expenses are recorded primarily in operating expenses.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Litigation and Other Contingencies

In accordance with Accounting Standards Codification (“ASC”) 450, Contingencies, an accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. We regularly reviews contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates. Refer to Note 10 - Commitments and Contingencies.

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

Noncontrolling Interests

QEP Midstream has a 78% interest in Rendezvous Gas , a joint venture with Western Gas Partners, LP (“Western Gas”), which owns a gas gathering system located in Wyoming. Rendezvous Gas is consolidated under the voting interest model and Western Gas’ non-controlling interest is presented on the Consolidated Statements of Income and Consolidated Balance Sheets accordingly.

Fair Value Measurements

There were no assets recorded at fair value as of December 31, 2014 or 2013. We believe the carrying values of our current assets and liabilities approximate fair value. The carrying amount of our affiliate long-term debt approximates fair value.

Revenue Recognition

We provide natural gas gathering and transportation services, primarily under fee-based contracts. Under these arrangements, we receive a fee or fees for one or more of the following services: firm and interruptible gathering or transmission of natural gas, crude oil, condensate, and water. The revenue we earn from these arrangements is generally directly related to the volume of natural gas, crude oil, or water that flows through the our systems and is not directly dependent on commodity prices. Revenue for these agreements is generally recognized at the time the service is performed. The Partnership defers revenue it receives for certain deficiency payments where the third party has the ability to meet the minimum volume commitment in a subsequent period pursuant to the terms of the specific agreement. In addition, under certain of these gathering agreements, we retain and sell condensate, which falls out of the natural gas stream during the gathering process. We recognize revenue from condensate sales upon transfer of title.

Credit Risk

Exposure to credit risk may be affected by the concentration of customers due to changes in economic or other conditions. Customers may include commercial and industrial enterprises that may react differently to changing conditions. Management believes that its credit-review procedures, loss reserves, customer deposits and collection procedures have adequately provided for usual and customary credit-related losses.

The customers accounting for 10% or more of QEP Midstream’s revenues for the period from August 14, 2013, through December 31, 2013, and for the year ended December 31, 2014 include (in millions):

	Year Ended December 31, 2014	Period from August 14, 2013, through December 31, 2013
QEP Resources	$81.9	$32.8
Questar Gas Company	18.8	7.5

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Compensation

The Predecessor’s financial statements reflect various share-based compensation awards by QEP Resources. These awards include stock options, restricted shares and performance share units. For purposes of these combined financial statements, the Predecessor recognized as expense in each period the required allocation from QEP Resources, with the offset included in net parent equity.

In connection with the IPO, the Board of Directors of our General Partner (the “Board”) adopted the QEP Midstream 2013 Long-Term Incentive Plan (the “LTIP”) for officers, directors and employees of the General Partner and its affiliates, and any consultants, affiliates of the General Partner or other individuals who perform services for the Partnership. The LTIP provides for the grant, at the discretion of the Board, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other equity-based awards. Refer to Note 9 - Equity-Based Compensation for additional information on the Partnership’s LTIP.

Income Taxes

We are a limited partnership and are not subject to federal or state income taxes. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Taxable income may vary substantially from income or loss reported for financial reporting purposes due to differences in the tax bases and financial reporting bases of assets and liabilities, and due to certain taxable income allocation requirements of the partnership agreement. We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because individual unitholders have different investment bases depending upon the timing and price of acquisition of their partnership units.

GAAP requires management to evaluate uncertain tax positions taken by the Partnership. The financial statement effects of a tax position are recognized when the position is more likely than not, based on the technical merits, to be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Partnership and has concluded that there are no uncertain positions taken or expected to be taken. The Partnership is subject to routine audits by taxing jurisdictions; however there are currently no audits for any tax periods in progress.

Net Income per Limited Partner Unit
We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating security. Our participating securities consist of common units, subordinated units, general partner units and IDRs. Net income attributable to the Partnership is allocated between the limited and general partners in accordance with our partnership agreement. We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. Diluted net income per unit includes the effects of potentially dilutive units on our common units, which consist of unvested service and performance phantom units. Basic and diluted net income per unit applicable to subordinated limited partners was historically the same, as there were no potentially dilutive subordinated units outstanding. Distributions less than or greater than earnings are allocated in accordance with our partnership agreement.
Recent Accounting Developments

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which seeks to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amendments are effective prospectively for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Partnership is currently evaluating the impact of this standard on its consolidated financial statements.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period. If pushdown accounting is applied, that election is irrevocable. The Securities and Exchange Commission responded by rescinding its guidance on pushdown accounting, which had required registrants to apply pushdown accounting in certain circumstances. With regard to the Acquisition, TLLP elected not to apply pushdown accounting to the Partnership.

The FASB issued ASU No. 2015-02, Consolidation (Topic 810), in February 2015 amending current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are evaluating the new ASU to determine whether any of our current conclusions with respect to consolidation of variable interest or other entities will change under the new guidance. At this time, we cannot estimate the impact of this ASU on our financial statements and related disclosures.

Note 3 - Acquisitions

Green River Processing Acquisition

On July 1, 2014, the Partnership acquired 40% of the membership interests in Green River Processing, from QEPFSC for $230.0 million (the “Green River Processing Acquisition”). Green River Processing owns the Blacks Fork processing complex and the Emigrant Trail processing complex, both of which are located in southwest Wyoming.

The Green River Processing Acquisition was funded with $220.0 million of borrowings under the Partnership’s $500.0 million Prior Credit Facility and cash on hand. The Green River Processing Acquisition is accounted for as an equity investment in an unconsolidated affiliate. The investment has been recorded at the historical carrying value of $106.9 million as of the acquisition date as the Green River Processing Acquisition represents a transaction between entities under common control with the difference between the carrying amount and the purchase price recorded to equity. The carrying value of the net property, plant and equipment less asset retirement obligations was used, as these were the only assets, liabilities or working capital of Green River Processing operations that were conveyed by QEPFSC in conjunction with the Green River Processing Acquisition. The portion recorded to equity was allocated among the equity owned by QEPFSC based upon the respective unit balances as of June 30, 2014, and no portion was allocated to the public ownership in QEP Midstream.

The table below presents the equity contribution and allocation of the contribution from the Green River Processing Acquisition (in millions, except for per unit amounts):

Green River Processing Acquisition purchase price		$230.0

QEPFSC historic carrying value	267.3
QEP Midstream’s acquired 40% interest of historic carrying value		(106.9)
Total equity contribution		$123.1

		Equity Allocation	QEPFSC Units as of June 30, 2014	% Ownership
Limited partner common units - QEPFSC		$14.8	3,701,750	12%
Limited partner subordinated units		104.6	26,705,000	85%
General partner units		3.7	1,090,286	3%
Total QEP Midstream		$123.1	31,497,036	100%

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Related Party Transactions

The Partnership

Our General Partner is owned by QEPFS, which is a subsidiary of TLLP. TLLP was formed in December 2010 by its parent, Tesoro Corporation (“Tesoro”) and TLLP’s general partner, Tesoro Logistics GP, LLC (“TLGP”).

As of December 31, 2014, QEPFS owns 3,701,750 common units and 26,705,000 subordinated units representing a 55.8% limited partner interest in us. In addition, our General Partner owns 1,090,495 general partner units representing a 2.0% general partner interest in us, as well as incentive distribution rights. Transactions with our General Partner, QEPFS and TLLP are considered to be related party transactions because our General Partner and its affiliates own more than 5% of our equity interests.

The Acquisition on December 2, 2014, resulted in a change of control of our General Partner and the Partnership became a consolidated subsidiary of TLLP on the acquisition date. Prior to the Acquisition, QEP Midstream was a consolidated subsidiary of QEP Resources.

The following table summarizes the related party income statement transactions of the Partnership and Predecessor:

	Period from December 2, 2014, through December 31, 2014	Period from January 1, 2014, through December 1, 2014	Period from August 14, 2013, through December 31, 2013	Period from January 1, 2013, through August 13, 2013	Year Ended December 31, 2012
	Successor	Successor	Successor	Predecessor	Predecessor
		(in millions)
Related Party Transactions with QEP Resources
Revenues from affiliate	$—	$76.1	$32.8	$55.0	$79.7
General and administrative to affiliate	—	(12.7)	(4.6)	(13.6)	(17.0)
Interest expense to affiliate	—	—	—	(2.6)	(8.7)
Related Party Transactions with Tesoro and subsidiaries
Revenues from affiliate	$0.6	$—	$—	$—	$—
General and administrative to affiliate	(1.1)	—	—	—	—
Interest expense to affiliate	(0.4)	—	—	—	—

Related Party Agreements Established Prior to the IPO

Prior to the IPO, the Predecessor had the following agreements in place with QEP Resources resulting in affiliate transactions.

Centralized Cash Management

QEP Resources operated a cash management system whereby excess cash from its various subsidiaries, held in separate bank accounts, was consolidated into a centralized account. Sales and purchases related to third-party transactions were settled in cash, but were received or paid by QEP Resources within the centralized cash management system. Cash management was assumed by Tesoro subsequent to the Acquisition. Pursuant to the transitional services agreement, Tesoro along with QEP Resources have joint ability to perform cash management activities.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Affiliated Debt

The Predecessor's long-term debt consisted of an allocation from QEPFSC of its total long-term debt related to the respective debt agreements with QEP Resources. During 2013, QEPFSC had a $250.0 million promissory note with QEP Resources, which matured at the end of the first quarter of 2013 with a fixed interest rate of 6.05%. The promissory note was renewed on April 1, 2013, with a maturity date of April 1, 2014. In addition, QEPFSC entered into a $1.0 billion revolving credit type promissory note with QEP Resources, with a maturity date of April 1, 2017, to assist with funding of capital expenditures. Interest allocated to the Predecessor under these notes in the first quarter of 2013 was based on the fixed-rate due to QEP Resources and was settled in cash. QEPFSC was in compliance with its covenants under the agreements for all periods prior to the IPO, and there were no letters of credit outstanding. In connection with the IPO, $95.5 million of affiliated debt was assumed by the Partnership and was repaid in full on August 14, 2013, with proceeds of the IPO extinguishing the affiliated debt of the Partnership.

Allocation of Costs

The employees supporting the Predecessor's operations were employees of QEP Resources. General and administrative expenses allocated to the Predecessor were $13.6 million for the period from January 1, 2013, through August 13, 2013. The consolidated financial statements of the Predecessor include direct charges for operations of our assets and costs allocated by QEP Resources. These costs were reimbursed and related to: (i) various business services, including payroll, accounts payable and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, equity-based compensation, benefits and pension and post-retirement costs. These expenses were charged or allocated to the Predecessor based on the nature of the expenses and its proportionate share of QEP Resources’ gross property, plant and equipment, operating income and direct labor costs. Management believes these allocation methodologies were reasonable.

Related Party Agreements Established Following the IPO

Following the IPO, the Partnership entered into the following related party agreements with QEP Resources.

Original Omnibus Agreement

On August 14, 2013, in connection with the closing of the IPO, the Partnership entered into an Omnibus Agreement (the “Original Omnibus Agreement”) with QEPFSC, the General Partner, the Operating Company and QEP Resources, which addresses the following matters:

•
the Partnership’s payment of an annual amount to QEP Resources, initially in the amount of $13.8 million, for the provision of certain general and administrative services by QEP Resources to the Partnership, including a fixed annual fee of approximately $1.4 million for executive management services provided by certain officers of the General Partner, who are also executives of QEP Resources. The remaining portion of this annual amount reflects an estimate of the costs QEP Resources will incur in providing the services;

•
the Partnership’s obligation to reimburse QEP Resources for any out-of-pocket costs and expenses incurred by QEP Resources in providing general and administrative services (which reimbursement is in addition to certain expenses of the General Partner and its affiliates that are reimbursed under the Partnership Agreement), as well as any other out-of-pocket expenses incurred by QEP Resources on the Partnership’s behalf; and

•
an indemnity by QEP Resources for certain environmental and other liabilities, and the Partnership’s obligation to indemnify QEP Resources and its subsidiaries for events and conditions associated with the operation of the Partnership’s assets that occur after the closing of the IPO.

For the period from August 14, 2013, through December 31, 2013, the Partnership was charged $4.6 million under the Original Omnibus Agreement by QEP Resources. For the period from January 1, 2014, through December 1, 2014, the Partnership was charged $12.7 million under the Original Omnibus Agreement by QEP Resources.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Service Agreements

At the closing of the IPO, the Partnership entered into various midstream agreements with QEP Resources and QEPFSC including natural gas, crude oil, water and condensate gathering and transportation agreements, a fixed price condensate purchase agreement, operating agreements and other service agreements. Other than described below, the agreements with QEPFSC and QEP Resources were assigned to QEPFS, TLLP and TLLP’s general partner. The terms of the assigned agreements remained substantially similar subsequent to the Acquisition. The Partnership believes that the terms and conditions under these agreements are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services in the ordinary course of its business.

Green River Processing Annual General & Administrative Services Fee

As part of the Green River Processing Acquisition, QEP Midstream became party to the Limited Liability Company Agreement of Green River Processing, LLC, which provided that Green River Processing pay QEPFSC an annual general and administrative services fee of $7.0 million.

Related Party Agreements Established Following the Acquisition

Following the Acquisition, as discussed in Note 1 - Description of Business and Basis of Presentation, the Partnership entered into the following related party agreements. In addition, the rights and provisions of the Limited Liability Company Agreement of Green River Processing, LLC were transferred from QEPFSC to QEPFS in connection with the Acquisition, and there were no changes to the annual fee.

Affiliate Credit Agreement

On December 2, 2014, in connection with the Acquisition, we entered into a $500.0 million unsecured, affiliate credit agreement (the “Affiliate Credit Agreement”). Under the Affiliate Credit Agreement, QEPFS agreed to provide revolving loans and advances to us up to a borrowing capacity of $500.0 million. In conjunction with the closing of the Acquisition, we borrowed $230.0 million under the Affiliate Credit Agreement and used the funds for the repayment and termination of the Prior Credit Facility. As of December 31, 2014, we had $290.0 million of unused availability under the Affiliate Credit Agreement. The weighted average interest rate of the borrowings outstanding under the Affiliate Credit Agreement was 1.94% for the period from December 2, 2014, through December 31, 2014. The maturity date of the Affiliate Credit Agreement is August 14, 2018.
Amended and Restated Omnibus Agreement

On December 2, 2014, and in connection with the Acquisition, the Partnership entered into the Amended Omnibus Agreement with TLGP and affiliates. The Amended Omnibus Agreement restated and amended the Original Omnibus Agreement dated August 14, 2013, and established the general and administrative expense that TLGP would charge to the Partnership. TLGP charged the Partnership a combination of direct and allocated charges for administrative and operational services in accordance with the amended agreement. For the period from December 2, 2014, through December 31, 2014, the Partnership was charged $1.1 million under the Amended Omnibus Agreement by TLGP.

Keep-Whole Commodity Fee Agreement

Effective December 2, 2014, following the completion of the Acquisition, Green River Processing entered into a five-year agreement with Tesoro Refining & Marketing Company LLC, a wholly-owned subsidiary of Tesoro Corporation (“TRMC”), which transfers Green River Processing’s commodity risk exposure associated with keep-whole processing agreements to TRMC (the “Keep-Whole Commodity Agreement”). Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). Under the Keep-Whole Commodity Agreement with TRMC, TRMC pays Green River Processing a fee to process NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of Green River Processing. Green River Processing pays TRMC a marketing fee in exchange for assuming the commodity risk.

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However, the annual fee we charge TRMC could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Property, Plant and Equipment

A summary of the historical cost of QEP Midstream’s property, plant and equipment is as follows:

	Estimated Useful Lives	December 31, 2014	December 31, 2013
		Successor	Successor
		(in millions)
Gathering equipment	5 to 40 years	$751.8	$737.9
Total property, plant and equipment		751.8	737.9
Accumulated depreciation		(275.4)	(244.5)
Total net property, plant and equipment		$476.4	$493.4

Depreciation expense totaled $32.0 million, $36.7 million and $39.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 6 - Equity Investment

Investment in Green River Processing

The Partnership owns 40% of the membership interests in Green River Processing, and QEPFS owns the remaining 60% of the membership interests of Green River Processing. Green River Processing owns the Blacks Fork processing complex and the Emigrant Trail processing complex, both of which are located in southwest Wyoming.

Summarized financial information for Green River Processing from the July 1, 2014 Green River Processing Acquisition date is as follows:

Condensed Balance Sheet

December 31, 2014
(in millions)
Current assets	$27.4
Non-current assets	277.5
Total assets	$304.9
Current liabilities	$20.1
Non-current liabilities	5.0
Total liabilities	25.1
Owners’ net investment	279.8
Total liabilities and equity	$304.9

Results of Operations

Six Months Ended December 31,
2014
(in millions)
Revenues	$52.7
Operating expenses	26.6
Net Income	$26.1

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Asset Retirement Obligations

We record AROs when there are legal obligations associated with the retirement of tangible long-lived assets. The fair values of such costs are estimated by our personnel based on abandonment costs of similar assets and depreciated over the life of the related assets. AROs may be revised for changes in estimated abandonment costs and estimated settlement timing. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at our credit-adjusted, risk-free interest rate.

The following is a reconciliation of the changes in AROs for the periods specified below (in millions):

2014
Asset Retirement Obligations
Successor
AROs at January 1,	$13.3
Additions	0.1
Accretion	0.9
Liabilities settled	(0.1)
AROs at December 31,	$14.2

Note 8 - Debt

On December 2, 2014, in connection with the Acquisition, we entered into the $500.0 million unsecured, Affiliate Credit Agreement. Under the Affiliate Credit Agreement, QEPFS agreed to provide revolving loans and advances to us up to a borrowing capacity of $500.0 million. In conjunction with the closing of the Acquisition, we borrowed $230.0 million under the Affiliate Credit Agreement and used the funds for the repayment and termination of the Prior Credit Facility. The maturity date of the Affiliate Credit Agreement is August 14, 2018, and borrowings under the Affiliate Credit Agreement bear interest at a Eurodollar rate of 0.16925% plus an applicable Eurodollar margin of 1.75%.

In connection with the IPO and prior to entering into the Affiliate Credit Agreement we were party to a $500.0 million senior secured revolving credit facility with a group of financial institutions. We repaid $230.0 million of outstanding borrowings, as well as any accrued interest and unused commitment fees, and terminated the Prior Credit Facility in connection with the Acquisition on December 2, 2014. We recognized a loss of $2.4 million to write off unamortized deferred financing costs related to the termination of the Prior Credit Facility.

As of December 31, 2014, there was $210.0 million of borrowings outstanding under the Affiliate Credit Agreement and the Partnership was in compliance with the covenants under the Affiliate Credit Agreement. During the year ended December 31, 2014, we incurred interest on borrowings under both the Prior Credit Facility and the Affiliate Credit Agreement at a blended rate of 1.94%.

All debt outstanding prior to and at the IPO relates to affiliate debt with QEP Resources discussed in Note 4 - Related Party Transactions. The net proceeds from the IPO were used to pay off the $95.5 million of debt assumed by the Partnership in connection with the IPO.

Note 9 - Equity-Based Compensation

In connection with the IPO, the Board adopted the LTIP for officers, directors and employees of the General Partner and its affiliates, and any consultants, affiliates of the General Partner or other individuals who perform services for the Partnership. The Partnership reserved 5,341,000 common units for issuance pursuant to and in accordance with the LTIP.

The LTIP provides for the grant, at the discretion of the Board, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other equity-based awards. The LTIP limits the number of common units that may be delivered pursuant to awards under the LTIP to 5,341,000 common units. Common units canceled or forfeited will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a designated committee thereof.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Common Units

On March 17, 2014, the Board granted 8,289 common units to the independent directors of the Board at $23.53 per unit, which vested immediately. On August 14, 2014, the Board granted a total of 2,343 common units to the independent directors of the Board at $25.62 per unit, which vested immediately. The fair value of common unit awards granted to non-employee directors is based on the fair market value of the Partnership’s common units on the date of the grant, and the equity-based compensation expense is recognized at the time of grant, since the common unit awards vest immediately and are non-forfeitable.

Phantom Units

During the year ended December 31, 2014, the Board granted 13,439 phantom units to employees of the General Partner, which vest in equal installments over a three-year period from the grant date and are payable in common units. The fair value of phantom unit awards granted to employees is based on the fair market value of the Partnership’s common units on the date of the grant, and the equity-based compensation expense is recognized over the vesting period of three years.

The following is a summary of the Partnership’s phantom unit award activity for the period ended December 31, 2014:

	Phantom Units Outstanding	Weighted-Average Grant-Date Fair Value
Unvested balance at January 1, 2014	38,250	$22.03
Granted	13,439	23.68
Vested	(12,759)	22.03
Forfeited	(20,823)	22.12
Unvested balance at December 31, 2014	18,107	$23.15

Total compensation expense recognized for the year ended December 31, 2014, was $0.6 million, and the total amount of unrecognized compensation cost related to the phantom unit award was $0.2 million as of December 31, 2014, which is expected to be recognized over the remaining vesting period of 2.0 years. Total compensation expense recognized for the period from August 14, 2013, through December 31, 2013, was $0.4 million.

Note 10 - Commitments and Contingencies

We are involved in various commercial and regulatory claims, litigation and other legal proceedings that arise in the ordinary course of our business. We assess these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. In accordance with ASC 450, Contingencies, an accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matter. The Partnership’s litigation loss contingencies are discussed below. We are unable to estimate reasonably possible losses in excess of recorded accruals for these contingencies for the reasons set forth above. We believe, however, that the resolution of pending proceedings will not have a material effect on our financial position, results of operations or cash flows.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Litigation

Questar Gas Company v. QEP Field Services Company, Civil No. 120902969, Third Judicial District Court, State of Utah. QEPFSC’s former affiliate, QGC and its affiliate Wexpro, filed a complaint in state court in Utah on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. TLLP has agreed to indemnify QEPFSC for this claim under the acquisition agreement for QEPFSC. Under the 1993 Agreement, certain of QEPFSC’s systems provide gathering services to QGC charging an annual gathering rate which is based on the cost of service calculation. The 1993 Agreement was assigned to QEPFS on December 2, 2014 in connection with the Acquisition. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. At the closing of the IPO, the assets and agreement discussed above was assigned to QEP Midstream. QGC amended its complaint to add QEP Midstream as a defendant in the litigation. Prior to the Acquisition, QEP Midstream was indemnified by QEPFSC and, effective December 2, 2014, by Tesoro Logistics for costs, expenses and other losses incurred by QEP Midstream in connection with the QGC dispute, subject to certain limitations, as set forth in the QEP Midstream Omnibus Agreement and the Amended Omnibus Agreement, respectively. QGC has netted the disputed amounts from its monthly payments of the gathering fees to QEPFSC and has continued to net such amounts from its monthly payment to QEP Midstream. The total netted from its monthly payments to date were $14.1 million through December 31, 2014. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits.
We had previously recorded the amounts QGC netted from its monthly payments as deferred revenue with a related receivable. As a result of the partial summary judgment, we reversed the deferred revenue and related third party receivables. In connection with the indemnification of such losses under the Amended Omnibus Agreement, we received a non-cash contribution of $6.5 million during the year ended December 31, 2014 related to the pre-IPO amounts and have a receivable and related contribution for the remaining amount net within equity. There was no impact of the partial summary judgment or indemnification on our consolidated statement of income for the year ended December 2014. As any additional losses have been indemnified, we believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

Commitments

The Partnership’s Amended Omnibus Agreement includes an annual fee of $13.8 million, which includes a combination of direct and allocated charges for administrative and operational services charged to the Partnership. Our Amended Omnibus Agreement remains in effect between the Partnership and TLGP until a change in control of the Partnership.

Note 11 - Net Income Per Limited Partner Unit

Net income per unit is applicable to the Partnership’s limited partner common and subordinated units. Net income per unit is calculated following the two-class method as the Partnership has more than one class of participating securities including common units, subordinated units, general partner units, certain equity-based compensation awards and incentive distribution rights. Net income per unit is calculated by dividing the limited partners’ interest in net income attributable to the Partnership, after deducting any General Partner’s incentive distributions, by the weighted-average number of outstanding common and subordinated units outstanding.

Net income per unit is only calculated for the period subsequent to the IPO as no units were outstanding prior to August 14, 2013. As of December 31, 2014, the basic net income per unit and the diluted net income per unit were equal as there were no potentially dilutive units outstanding.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth distributions in excess of net income attributable to QEP Midstream and the calculation of net income per unit for the periods shown.

	Year Ended December 31, 2014	Period from August 14, 2013, through December 31, 2013
	(in millions, except per unit amounts)
Net income attributable to QEP Midstream	$50.0	$19.1
General partner’s distribution declared(1)	(1.6)	(0.5)
Limited partners’ distribution declared on common units(1)	(31.0)	(10.4)
Limited partners’ distribution declared on subordinated units(1)	(31.0)	(10.4)
Distribution in excess of net income attributable to QEP Midstream	$(13.6)	$(2.2)
____________

(1)
The Partnership declares distributions subsequent to quarter end; therefore the amounts shown represent cash distributions applicable to the periods earned. On January 23, 2015, the Partnership declared its quarterly cash distribution totaling $17.1 million, or $0.31 per unit, for the fourth quarter of 2014 (refer to Note 13 - Subsequent Events).

	Year Ended December 31, 2014
	General Partner	Limited Partners’ Common Units	Limited Partners’ Subordinated Units	Total
	(in millions, except per unit amounts)
Net income attributable to QEP Midstream:
Distribution declared (including IDRs)	$1.6	$31.0	$31.0	$63.6
Distributions in excess of net income attributable to QEP Midstream	(0.4)	(6.6)	(6.6)	(13.6)
Net income attributable to QEP Midstream	$1.2	$24.4	$24.4	$50.0

Weighted-average limited partner units outstanding:
Basic and Diluted	1.1	26.7	26.7	54.5
Net income per limited partner unit attributable to QEP Midstream
Basic and Diluted		$0.91	$0.91

	Period from August 14, 2013 to December 31, 2013
	General Partner	Limited Partners’ Common Units	Limited Partners’ Subordinated Units	Total
	(in millions, except per unit amounts)
Net income attributable to QEP Midstream:
Distribution declared (including IDRs)	$0.5	$10.4	$10.4	$21.3
Distributions in excess of net income attributable to QEP Midstream	—	(1.1)	(1.1)	(2.2)
Net income attributable to QEP Midstream	$0.5	$9.3	$9.3	$19.1

Weighted-average limited partner units outstanding:
Basic and Diluted	1.1	26.7	26.7	54.5
Net income per limited partner unit attributable to QEP Midstream
Basic and Diluted		$0.35	$0.35

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Quarterly Financial Information (unaudited)

The following tables provide a summary of unaudited quarterly financial information.

2014 - Successor	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
Revenues	$31.0	$30.2	$28.7	$33.3
Operating income	11.6	10.9	10.3	14.1
Net income	12.5	10.8	14.7	15.7
Net income attributable to QEP Midstream	11.7	9.9	13.7	14.7
Net income attributable to QEP Midstream per limited partner unit
Common	$0.21	$0.18	$0.25	$0.27
Subordinated	0.21	0.18	0.25	0.27
Distributions declared per limited partner common unit	0.27	0.28	0.30	0.31

			Third Quarter
	First Quarter	Second Quarter	Period from July 1, 2013 to August 13, 2013	Period from August 14, 2013 to September 30, 2013	Fourth Quarter
	Predecessor	Predecessor	Predecessor	Successor	Successor
2013	(in millions, except per unit amounts)
Revenues	$40.1	$40.1	$20.1	$16.4	$31.7
Operating income	15.8	16.6	7.8	7.4	12.9
Net income	16.0	17.7	7.7	7.1	13.5
Net income attributable to QEP Midstream or Predecessor	15.4	16.4	7.1	6.5	12.6
Net income attributable to QEP Midstream Partners, LP subsequent to initial public offering per limited partner unit:
Common	$—	$—	$—	$0.12	$0.23
Subordinated	—	—	—	0.12	0.23
Distributions declared per limited partner common unit	—	—	—	0.13	0.26

Note 13 - Subsequent Events

On January 23, 2015, the Partnership declared its quarterly cash distribution totaling $17.1 million, or $0.31 per unit, for the fourth quarter of 2014. This distribution was paid on February 13, 2015, to unitholders of record on the close of business on February 3, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. In 2014 we completed a transition from the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework for assessing our internal control effectiveness over financial reporting.

We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

We, as management of the Partnership and its subsidiaries, are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Partnership’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

On December 2, 2014, TLLP acquired QEP Resources’ midstream business (the “Acquisition”), which included a 2% general partner interest in QEP Midstream (the “General Partner”). Prior to the Acquisition, QEP Field Services Company owned and operated the General Partner. The Acquisition resulted in a change of control of the General Partner and the Partnership became a consolidated subsidiary of TLLP on the acquisition date. The Acquisition has not materially affected and is not expected to materially affect our internal control over financial reporting. However, as a result of the integration activities, controls will be evaluated and some may be changed. We believe that we will be able to maintain sufficient controls over our financial reporting throughout this integration process.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2014, the Partnership’s internal control over financial reporting is effective. Management included in its assessment of internal control over financial reporting all consolidated entities.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of QEP Midstream Partners, LP

Prior to December 2, 2014, QEP Field Services Company (“QEPFSC”), the owner of QEP Midstream Partners GP, LLC (the “General Partner”), was a wholly-owned subsidiary of QEP Resources, Inc. (“QEP Resources”). However, in October 2014, QEP Resources announced that QEPFSC had entered into a definitive agreement to sell substantially all of its midstream business, including QEP Resources’ ownership interest in QEP Midstream, to Tesoro Logistics LP (“TLLP”) in an all cash transaction valued at $2.5 billion, including $230.0 million to refinance the debt of QEP Midstream (the “Acquisition”). Upon closing of the transaction on December 2, 2014, QEP Field Services, LLC (“QEPFS”) which is 100% owned by TLLP, owns our General Partner.

We are managed by the directors and executive officers of our General Partner. Our General Partner is not elected by our unitholders and will not be subject to election by our unitholders in the future. TLLP indirectly owns all of the membership interests in our General Partner. Our General Partner has a Board of Directors (the “Board”), and our unitholders are not entitled to elect the directors or directly or indirectly to participate in our management or operations. Our General Partner will be liable for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our General Partner.

Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our General Partner, but we sometimes refer to these individuals as our employees.

Director Independence

Although most companies listed on the New York Stock Exchange (“NYSE”) are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the Board or to establish a compensation or a nominating and corporate governance committee. Our General Partner has eight directors. The Board has determined that three of its directors - Susan O. Rheney, Don A. Turkleson, and Gregory C. King - are independent under the independence standards of the NYSE. Our non-management directors generally meet separately in executive session at each regular Board meeting, and our independent directors meet in executive session at least once a year. In accordance with our Corporate Governance Guidelines, these executive sessions are generally chaired by Susan O. Rheney, who also serves as chair of the Audit Committee of our Board and is thereby designated as our Lead Director. If Ms. Rheney is unavailable, an executive session may be chaired by another independent director of the Board.

We are required to have an audit committee of at least three members and all of our Audit Committee members are required to meet the independence and financial literacy standards under NYSE and Securities Exchange Commission (“SEC”) rules, as applicable. Each of the members of our Audit Committee meets the independence standards of the NYSE and the SEC.

Committees of the Board of Directors

The Board has an audit committee and a conflicts committee and may have such other committees as the Board will determine from time to time. As permitted by NYSE rules, the Board does not currently have a compensation committee. Our Board approved equity-based compensation to directors and officers. To the extent any officers received any cash or other compensation directly from QEP Midstream or our General Partner, that would also be approved by our Board.

Audit Committee

Susan O. Rheney serves as the chair, and Don A. Turkleson and Gregory C. King are members, of our Audit Committee. The Audit Committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the Audit Committee.

The Audit Committee has a written charter adopted by the Board, which is available on our website at http://qepm.investorroom.com/committee-charters. The Audit Committee charter requires the Audit Committee to assess the adequacy of the charter annually and recommend any proposed changes to the Board for approval.

Audit Committee Financial Expert. Based on the attributes, education, and experience requirements set forth in the rules of the SEC, the Board has determined that each of Susan O. Rheney, Don A. Turkleson, and Gregory C. King qualifies as an “Audit Committee Financial Expert.”

Conflicts Committee

Gregory C. King serves as the chair, and Susan O. Rheney and Don A. Turkleson are members, of the Conflicts Committee of the Board. The Conflicts Committee reviews specific matters that may involve conflicts of interest in accordance with the terms of our Partnership Agreement. Any matters approved by the Conflicts Committee in good faith will be deemed to be approved by all of our partners and to not be a breach by our General Partner of any duties it may owe us or our unitholders. The members of the Conflicts Committee may not be officers or employees of our General Partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and Securities Exchange Act of 1934, as amended (the “Exchange Act) to serve on an audit committee of a board of directors. In addition, the members of the Conflicts Committee may not own any interest in our General Partner or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan.

The Conflicts Committee has a written charter adopted by the Board, which is available on our website at http://qepm.investorroom.com/committee-charters.

Communicating with the Board

Interested parties may communicate directly with the Lead Director by submitting a communication in an envelope marked “Confidential” addressed to the Lead Director, or to the independent members of the Board by submitting a communication in an envelope marked “Confidential” addressed to the “Independent Members of the Board of Directors” in care of the Lead Director of the Company, in each case at the following address:

QEP Midstream Partners GP, LLC
c/o Corporate Secretary
19100 Ridgewood Parkway
San Antonio, Texas 78259

Directors and Executive Officers of QEP Midstream Partners GP, LLC

Directors are elected by the sole member of our General Partner and hold office for a term of one year or their earlier death, resignation, removal or disqualification, or until their successors are duly elected and qualified. Executive officers are appointed by, and serve at the discretion of, the Board and hold office until their successors are duly elected and qualified or until their earlier death, resignation or removal. The following table shows information for the directors and executive officers of QEP Midstream Partners GP, LLC, as of the date of this filing:

Name	Age	Position with QEP Midstream Partners GP, LLC
Gregory J. Goff	58	Chairman of the Board of Directors and Chief Executive Officer
Phillip M. Anderson	49	President and Director
Keith M. Casey	48	Director
Tracy D. Jackson	45	Vice President and Controller
Gregory C. King	54	Director
Brad S. Lakhia	42	Vice President and Treasurer
Susan O. Rheney	55	Director
Charles S. Parrish	57	Vice President, General Counsel, Secretary and Director
Don J. Sorensen	47	Vice President, Operations
Steven M. Sterin	43	Vice President, Chief Financial Officer and Director
Don A. Turkleson	60	Director

Gregory J. Goff.  Gregory J. Goff was appointed Chief Executive Officer (“CEO”) and Chairman of the Board of Directors of our general partner in December 2014. Mr. Goff has also served as Chief Executive Officer and President of Tesoro since May 2010, and Chairman of Tesoro since December 31, 2014. He has served as the Chief Executive Officer of the general partner of Tesoro Logistics LP since December 2010. While he devotes the majority of his time to his roles at Tesoro, Mr. Goff also spends time directly managing our business and affairs and those of TLLP. Prior to joining Tesoro, Mr. Goff served as Senior Vice President, Commercial for ConocoPhillips Corporation, an international, integrated energy company, from 2008 to 2010. Mr. Goff also held various other positions at ConocoPhillips from 1981 to 2008, including Managing Director and CEO of Conoco JET Nordic from 1998 to 2000; Chairman and Managing Director of Conoco Limited, a UK-based refining and marketing affiliate, from 2000 to 2002; President of ConocoPhillips European and Asia Pacific downstream operations from 2002 to 2004; President of ConocoPhillips U.S. Lower 48 and Latin America exploration and production business from 2004 to 2006; and President of ConocoPhillips specialty businesses and business development from 2006 to 2008. Mr. Goff serves as a director of the American Fuel and Petrochemical Manufacturers trade association and on the National Advisory Board of the University of Utah Business School. Previously, Mr. Goff served on the board of Chevron Phillips Chemical Company and was a member of the upstream and downstream committees of the American Petroleum Institute. In addition, Mr. Goff has public company experience from his prior service on the board of directors of DCP Midstream GP, LLC. We believe Mr. Goff brings to the Board a deep understanding of and unique perspective on our business, operations and market environment, as well as that of Tesoro. Mr. Goff also brings to the Board leadership, industry, strategic planning and operations experience.

Other Current Public Company Directorships: Polyone Corporation, Tesoro Corporation (Tesoro and its subsidiaries collectively own approximately 36% of TLLP’s partnership interests), Tesoro Logistics LP (TLLP and its subsidiaries collectively own 57.8% of our partnership interests)

Former Public Company Directorships: DCP Midstream LP (from 2008 until 2010)

Phillip M. Anderson.  Phillip M. Anderson was appointed President and a member of the Board of Directors of our general partner in December 2014. Mr. Anderson has also served as President and a member of the Board of Directors of the general partner of Tesoro Logistics LP since December 2010. He served as Vice President, Strategy for Tesoro from April 2010 until December 2010. Prior to that, he served Tesoro as Vice President, Financial Optimization & Analytics beginning in June 2008 and Vice President, Treasurer beginning in June 2007. Mr. Anderson joined Tesoro in December 1998 as Senior Financial Analyst and worked in a variety of strategic and financial roles. Mr. Anderson worked extensively on Tesoro’s acquisitions and divestitures from 1999 through 2010, including valuation, negotiating, analysis, diligence and financing activities. Mr. Anderson began his career in 1991 at Ford Motor Company and worked in a variety of financial roles at that company. We believe that Mr. Anderson’s extensive energy industry background, particularly his expertise in corporate strategy and business development, brings important experience and skills to the Board.

Other Current Public Company Directorships: Tesoro Logistics LP (TLLP and its subsidiaries collectively own 57.8% of our partnership interests)

Keith M. Casey. Keith M. Casey was appointed as a member of the Board of Directors of our general partner in December 2014. He also served as Vice President, Operations of our general partner from December 2014 through February 2015 and as Vice President, Operations of the general partner of Tesoro Logistics LP from July 2014 until February 2014. Mr. Casey has served as the Executive Vice President, Operations for Tesoro since June 2014, providing leadership to Tesoro’s refining, marketing, logistics and marine organizations. While Mr. Casey devotes the majority of his time to his roles at Tesoro, he also spends time devoted to our business and affairs and those of TLLP. From April 2013 through May 2014, he served as Tesoro’s Senior Vice President, Strategy and Business Development, bringing significant industry experience to drive strategic growth for the organization. From September 2006 through March 2013, Mr. Casey served as Vice President, BP Products North America at the Texas City Refinery, a multi-billion dollar facility and the third largest refinery in the U.S. He also previously held roles with Motiva Enterprises, Shell and Praxair. We believe that Mr. Casey’s extensive energy industry background, particularly his expertise in operations, corporate strategy and business development, brings important experience and skills to the Board.

Other Current Public Company Directorships: Tesoro Logistics LP (TLLP and its subsidiaries collectively own 57.8% of our partnership interests)

Tracy D. Jackson. Tracy D. Jackson was appointed Vice President and Controller of our general partner on March 2, 2015. She was simultaneously appointed to similar roles for Tesoro and the general partner of TLLP. Ms. Jackson served as Vice President, Analytics and Financial Planning of Tesoro Companies Inc. (“TCI”), a subsidiary of Tesoro, from September 2013 through February 2015. From February 2011 to September 2013, Ms. Jackson served as Vice President and Treasurer of Tesoro. Additionally Ms. Jackson served as Vice President and Treasurer of the general partner of TLLP from April 2012 until September 2013. She also served as Treasurer of TCI beginning November 2010 through September 2013. From May 2007 until November 2010, Ms. Jackson served as Vice President of Internal Audit of TCI.

Gregory C. King. Gregory C. King was appointed as an independent Director of the Board in November 2013. Mr. King has served as a Principal of GCK Ventures, LLC, a private investment company, since 2008. He also serves as a director of Philadelphia Energy Solutions, LLC, a subsidiary of Philadelphia Energy Solutions, Inc. He served as President of Valero Energy Corporation until December 31, 2007. He joined Valero in July 1993. Throughout his nearly 15 years at Valero, Mr. King served in several key positions, including Executive Vice President and Chief Operating Officer, Executive Vice President and General Counsel and Associate General Counsel. He also served on the Board of Directors of Valero, L.P., which is now NuStar Energy, L.P. Prior to joining Valero he was a partner in the Houston law firm of Bracewell & Giuliani. In concluding that Mr. King is qualified to serve as a director, the Board considered, among other things, his extensive financial knowledge and his experience as a director for companies in the energy industry.

Former Public Company Directorships: Oiltanking Partners, L.P. (from 2011 until February 2015)

Brad S. Lakhia. Brad S. Lakhia was named Vice President and Treasurer in December 2014. He has also served as Vice President and Treasurer of the following entities: Tesoro Companies, Inc., a subsidiary of Tesoro Corporation, since February 2014; Tesoro Corporation since July 2014; and the general partner of Tesoro Logistics LP since August 2014. Before joining Tesoro, Mr. Lakhia served as Senior Director - Business Development starting in December 2012 at The Goodyear Tire and Rubber Company (“Goodyear”). Prior to December 2012, Mr. Lakhia held financial leadership positions at Goodyear, including Finance Director - ASEAN from July 2010 to December 2012 and Vice President - Finance, Global Procurement from September 2009 to July 2010.

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

Other Current Public Company Directorships: CenterPoint Energy, Inc.

Former Public Company Directorships: Genesis Energy, LP (2002 to 2010)

Charles S. Parrish.  Charles S. Parrish was appointed Vice President, General Counsel, Secretary and a member of the Board of Directors of our general partner in December 2014. Mr. Parrish has also served as Executive Vice President, General Counsel and Secretary for Tesoro since April 2009 and Vice President, General Counsel, Secretary and a member of the Board of Directors of the general partner of Tesoro Logistics LP since December 2010. While Mr. Parrish devotes the majority of his time to his roles at Tesoro, he also spends time devoted to our business and affairs and those of TLLP. Prior to his current role with Tesoro, he served as Senior Vice President, General Counsel and Secretary beginning in May 2006, and Vice President, General Counsel and Secretary beginning in March 2005. Mr. Parrish leads Tesoro’s legal department, contract administration function and the business ethics and compliance office. Mr. Parrish joined Tesoro in 1994 and has since served in numerous roles in the legal department. He works closely with Tesoro’s finance and financial reporting teams on all matters related to Tesoro’s capital structure and SEC reporting. In addition, Mr. Parrish provides counsel to Tesoro’s management and board of directors on corporate governance issues. Before joining Tesoro, he worked in private practice with law firms in Houston and San Antonio, primarily representing commercial lenders in loan transactions, workouts and real estate matters. He is a member of the State Bar of Texas and the American Bar Association. We believe that Mr. Parrish’s extensive energy industry background, particularly his expertise in corporate securities and governance matters, brings important experience and skills to the Board.

Other Current Public Company Directorships: Tesoro Logistics LP (TLLP and its subsidiaries collectively own 57.8% of our partnership interests)

Don J. Sorensen. Don J. Sorensen began serving as Vice President, Operations of our general partner in February 2015. Since January 2015, he has served as Senior Vice President, Logistics of Tesoro Companies, Inc. (“TCI”), a subsidiary of Tesoro Corporation. Effective January 2015, he was also appointed to serve as Vice President, Operations, of the general partner of Tesoro Logistics LP. Mr. Sorensen previously served as Vice President, Integration of TCI since August 2012, most recently leading the integration effort on the Acquisition. Mr. Sorensen also previously served as vice president of Tesoro’s Anacortes refinery from 2007 to 2012.

Steven M. Sterin.  Steven M. Sterin was appointed Vice President, Chief Financial Officer (“CFO”) and a member of the board of directors of our general partner in December 2014. Since August 2014 he has served as Executive Vice President, Chief Financial Officer of Tesoro Corporation and Vice President, Chief Financial Officer and a member of the Board of Directors of the general partner of Tesoro Logistics LP. Mr. Sterin devotes the majority of his time to his role at Tesoro, and also spends time, as needed, devoted to our business and affairs and those of TLLP. Prior to Tesoro, Mr. Sterin was senior vice president and chief financial officer for Celanese Corporation, a global technology and specialty material company, from July 2007 until May 2014 and continued to serve as an employee until August 2014. During this time, he was also president of Celanese’s Advanced Fuel Technologies business. Mr. Sterin joined Celanese in 2003 as director of finance and controller for the company’s chemical business and also served as corporate controller and principal accounting officer before being appointed CFO. Before Celanese, Mr. Sterin spent six years with global chemicals company Reichhold, Inc. in a variety of financial positions, including director of tax and treasury in the Netherlands, global treasurer and vice president of finance for one of the company’s divisions in North Carolina. Mr. Sterin holds a Master of Professional Accounting degree and a Bachelor of Business Administration degree in Accounting, which he earned concurrently at the University of Texas at Austin. He is also a certified public accountant in Texas. We believe that Mr. Sterin’s expertise in financial reporting, finance, corporate analytics, internal audit, investor relations, taxes, treasury and information technology bring important experience and skills to the Board.

Other Current Public Company Directorships: Tesoro Logistics LP (TLLP and its subsidiaries collectively own 57.8% of our partnership interests)
Don A. Turkleson. Don A Turkleson was appointed as an independent Director of the Board in November 2013. Mr. Turkleson is currently Vice President and Chief Financial Officer of Gulf Coast Energy Resources, LLC, a privately held exploration and production company focusing on Texas and Louisiana conventional oil and gas plays onshore and offshore. He has served in that role since 2012. From 2010 to 2012, he served as Chief Financial Officer of Laurus Energy, Inc., a privately held company developing underground coal gasification projects. From 1997 to 2009, he was the Senior Vice President and Chief Financial Officer of Cheniere Energy, Inc., a publicly traded company involved in the development, construction and operation of liquefied natural gas receiving terminals, and served on the board of directors of Cheniere Energy Partners GP, LLC, the general partner of Cheniere Energy Partners, L.P. from 2007 to 2012. In concluding that Mr. Turkleson is qualified to serve as a director, the Board considered, among other things, his extensive financial knowledge and his experience as a director for companies in the energy industry.

Other Current Public Company Directorships: Cheniere Energy Partners LP Holdings, LLC

Former Public Company Directorships: Cheniere Energy Partners, L.P, (from 2007 to 2012); Miller Energy Resources, Inc. (from 2011 to 2014)

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the directors and executive officers of our General Partner and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based solely on our review of the reporting forms and any written representations provided to us, we believe that each person who served as a directors or executive officers of our General Partner during 2014 and each person who owned more than 10% of a registered class of our equity securities has complied with the applicable reporting requirements for transactions in our equity securities during the fiscal year ended December 31, 2014.

Code of Conduct and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics for Senior Financial Executives that is specifically applicable to the CEO, the CFO, the Controller and persons performing similar functions. In addition, we have a Code of Business Conduct that applies to all of our directors, officers and employees. We have also adopted Corporate Governance Guidelines that, along with the charters of our Board committees, provide the framework for our governance processes. Our Code of Business Conduct and Ethics for Senior Financial Executives, Code of Business Conduct, Corporate Governance Guidelines, Audit Committee charter and Conflicts Committee charter are available on our website at http://qepm.investorroom.com/corporate-governance. We will post on our website all waivers to or amendments of the Code of Business Conduct and Ethics, which are required to be disclosed by applicable law and the NYSE’s Corporate Governance Listing Standards, within four business days following the date of the waiver or amendment. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report we file with or furnish to the SEC.

ITEM 11. EXECUTIVE COMPENSATION

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act. We completed the IPO on August 14, 2013. Neither we nor our General Partner had accrued any financial obligations related to the compensation for our executive officers, or other personnel, for any periods prior to the IPO. Therefore, the amounts shown in the Summary Compensation Table below reflect only compensation amounts allocated to us with respect to services provided from and after the date of our initial public offering (the “Offering”).

Named Executive Officer Compensation

As an “emerging growth company” under SEC rules, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. This executive compensation disclosure provides an overview of the executive compensation paid to our named executive officers of our General Partner (“NEOs”). Our NEOs for 2014 were as follows:

Individuals Serving as Executive Officers Prior to the Acquisition:
•Charles B. Stanley, former President, and Chief Executive Officer
•Richard J. Doleshek, former Executive Vice President and Chief Financial Officer
•Perry H. Richards, former Senior Vice President and General Manager

Individuals Serving as Executive Officers Following the Acquisition:
•Gregory J. Goff, Chief Executive Officer and Chairman of the Board
•Steven M. Sterin, Vice President and Chief Financial Officer
•Phillip M. Anderson, President

In connection with the Acquisition, as of December 2, 2014, all of the officers of the General Partner, including the following named executive officers, resigned from their respective positions with the General Partner: Charles B. Stanley (President, and Chief Executive Officer), Richard J. Doleshek (Executive Vice President and Chief Financial Officer), and Perry H. Richards (Senior Vice President and General Manager).

Neither we, our General Partner, nor any of our subsidiaries have employees.

•
Prior to the Acquisition on December 2, 2014, QEP Resources was contractually obligated to provide its and its subsidiaries’ employees and other personnel necessary to conduct our operations. All of the NEOs were employed by QEP Resources and devoted less than a majority of their time to the management of our business in 2013 and 2014, so their compensation was paid by QEP Resources or its applicable affiliate. We paid QEP Resources a fixed amount each month for the services of our executive officers. The amount we paid to QEP Resources for services provided to us by our executive officers is outlined in the Original Omnibus Agreement and serves as the amount we report as “Salary” in our Summary Compensation Table. Because of this arrangement, prior to the Acquisition, except with respect to awards that may be granted under our LTIP, all responsibility and authority for compensation-related decisions for the NEOs remained with the compensation committee of the board of directors of QEP Resources (the QEP Compensation Committee), which was composed of five independent directors, and was not subject to any approval by us, the Board or any committees thereof. Other than awards granted under the LTIP, QEP Resources had the ultimate decision-making authority with respect to the total compensation of its and its subsidiaries’ executive officers and its employees. The fixed amount charged to us for services of the NEOs listed above was agreed upon and set by the Original Omnibus Agreement.

•
Subsequent to the Acquisition on December 2, 2014, Tesoro Logistics GP, LLC (“TLGP”, the general partner of TLLP, is contractually obligated to provide its and its subsidiaries’ employees and other personnel necessary to conduct our operations. All of the NEOs are employed by Tesoro, TLGP or their affiliates and devoted less than a majority of their time to the management of our business, so their compensation is paid by Tesoro, TLGP or their applicable affiliate. While we pay TLGP a fixed amount each month for administrative services, none of it is specifically allocated to the services of our executive officers. We also have not paid any executive officers direct compensation since December 2, 2014. Therefore, there is no compensation to report for our executive officers following the Acquisition other than awards granted under our LTIP.

The Board has adopted the QEP Midstream Partners, LP 2013 Long-Term Incentive Plan on our behalf. Certain eligible officers and non-management directors of our General Partner and its affiliates who make significant contributions to our business are eligible to receive awards under the LTIP. In addition, certain eligible employees of our General Partner’s affiliates and other individuals who indirectly support our business may also be granted awards under the LTIP. Awards under the LTIP will be approved by the Board. All determinations with respect to awards made under the LTIP to executive officers of QEP Resources were made by the Board.

Summary Compensation Table

The following table summarizes total compensation for services rendered by the NEO’s during the period from August 14, 2013 through December 31, 2014. Amounts shown in the Salary column reflect the fixed fees that we paid to QEP Resources for the services of each of the NEOs under the terms of the Original Omnibus Agreement prior to the Acquisition and do not reflect amounts actually paid to the NEOs by QEP Resources. As stated above, subsequent to the Acquisition, we pay TLGP a fixed amount each month for administrative services, none of which is specifically allocated to the services of our executive officers. We also have not paid any executive officers direct compensation since the Acquisition. Therefore, there is no compensation to report for our executive officers following the Acquisition other than awards granted under our LTIP. Amounts shown in the Unit Awards column reflect awards by QEP Midstream made under the LTIP directly to the NEOs.

Summary Compensation Table
Name and Principal Position	Year	Salary		Equity Awards (4)	Total
Gregory J. Goff	2014	$—		$—	$—
Chairman and Chief Executive Officer
Charles B. Stanley	2014	660,000	(1)	—	660,000
Former Chairman, President, and Chief Executive Officer	2013	249,340		220,300	469,640
Steven M. Sterin	2014	—		—	—
Vice President and Chief Financial Officer
Richard J. Doleshek	2014	357,500	(2)	—	357,500
Former Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	2013	134,260		165,225	299,485
Phillip M. Anderson	2014	—		—	—
President
Perry H. Richards	2014	366,667	(3)	50,012	416,679
Former Senior Vice President	2013	153,440		55,075	208,515
____________

(1)
The amounts shown reflect a pro-rated amount of the annualized fixed fee for Mr. Stanley’s services of $650,000 for the year ended December 31, 2013, and a pro-rated amount of the annualized fixed fee for Mr. Stanley’s services of $720,000 for the year ended December 31, 2014.

(2)
The amounts shown reflect a pro-rated amount of the annualized fixed fee for Mr. Doleshek’s services of $350,000 for the year ended December 31, 2013, and a pro-rated amount of the annualized fixed fee for Mr. Doleshek’s services of $390,000 for the year ended December 31, 2014.

(3)	The amounts shown reflects a pro-rated amount of the annualized fixed fee for Mr. Richards’ services of $400,000 for the both years ended December 31, 2014, and 2013.

(4)
The amount shown reflects the grant date fair value of the phantom unit awards granted to our NEOs, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718 (excluding the effect of estimated forfeitures).

Outstanding Equity Awards at Fiscal Year-End 2014

This table shows outstanding equity awards for the NEOs under the LTIP. All values are shown as of December 31, 2014. Mr. Stanley and Mr. Doleshek forfeited all of their outstanding phantom units on December 2, 2014. Messrs. Goff, Sterin and Anderson have no equity awards.

	Unit Awards
	Phantom Units
Name	Units that have not Vested (3)		Market Value of Units that have not Vested ($) (3)
Perry H. Richards	1,666	(1)	$27,972
Perry H. Richards	2,112	(2)	35,461
____________

(1)	The Phantom Units were granted on August 14, 2013, with distribution equivalent rights. 50% of these units will vest on September 5, 2015, and 50% will vest on September 5, 2016.

(2)	The Phantom Units were granted on February 13, 2014, with distribution equivalent rights and will vest in three equal installments commencing on March 5, 2015.

(3)	The market value is based on the closing market price of a common unit on December 31, 2014 of $16.79 per unit.

Compensation Committee Interlocks and Insider Participation

As previously discussed, the Board was not required to maintain, and does not maintain, a compensation committee. Messrs. Stanley, Doleshek and Richards, who were directors of our General Partner, were also executive officers of QEP Resources. However, all compensation decisions with respect to each of these persons were made by QEP Resources and none of these individuals received any compensation directly from us or our General Partner except for phantom units under our LTIP. Messrs. Goff, Anderson, Casey, Parrish, and Sterin, who are directors of our General Partner, are also executive officers of Tesoro and/or TLGP. However, all compensation decisions with respect to each of these persons were made by Tesoro or TLGP and none of these individuals received any compensation directly from us or our General Partner. Please read Certain Relationships and Related Transactions below for information about relationships among us, our General Partner and QEP Resources.

Elements of Compensation

Base Compensation.

Prior to the Acquisition, the NEOs earned a base salary for their services to QEP Resources and to us, which is paid by QEP Resources. We incurred only a fixed expense per month that we pay QEP Resources for the services of each of the NEOs under the terms of the Original Omnibus Agreement. Such amount does not reflect amounts actually paid to the NEOs by QEP Resources. For the fiscal year ended December 31, 2014, the annualized fixed fee for each of the NEOs then in service was as follows: for Mr. Stanley, $720,000; for Mr. Doleshek, $390,000; and for Mr. Richards, $400,000.

Following the Acquisition, the currently serving NEOs earn a base salary for their services to Tesoro, TLLP and us, which is paid by Tesoro (or, in the case of Mr. Anderson, by TLGP). We incur a fixed expense each month that we pay TLGP for administrative services, including personnel, under the terms of the Amended and Restated Omnibus Agreement. However, no portion of that expense is specifically allocated to the currently serving NEOs’ services.

Annual Cash Incentive Plan.

Prior to the Acquisition, Messrs. Stanley, Doleshek and Richards were eligible to earn an annual incentive payment under QEP Resources’ Annual Incentive Program. The amount of any annual incentive payment to the NEOs was determined generally based upon their performance with respect to their services provided to QEP Resources and its subsidiaries, which may have, directly or indirectly, included a component that relates to our financial performance or their services with respect to our business. However, any incentive payment made to the NEOs was be determined solely by QEP Resources without input from us or the Board. No portion of any incentive paid by QEP Resources for the NEOs was charged back to us under the provisions of the Original Omnibus Agreement.

Following the Acquisition, Messrs. Goff, Sterin and Anderson are eligible to earn annual incentive payments under the programs of Tesoro and TLLP. The amount of any annual incentive payment to such NEOs is determined generally based upon their performance with respect to their services provided to Tesoro, TLLP and their subsidiaries, which may, directly or indirectly, include a component that relates to our financial performance or their services with respect to our business. However, any incentive payment made to such NEOs is determined solely by Tesoro or TLLP without input from us or the Board. No portion of any incentive paid by Tesoro or TLGP for the NEOs was charged back to us under the provisions of the Amended and Restated Omnibus Agreement.

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

The consequences of the termination of a grantee’s employment, membership on the Board or other service arrangement will generally be determined by the Board in the terms of the relevant award agreement. Under the LTIP, if an “equity restructuring” event occurs that could result in an additional compensation expense under applicable accounting standards if adjustments to awards under the LTIP with respect to such event were discretionary, the Board will equitably adjust the number and type of units covered by each outstanding award and the terms and conditions of such award to equitably reflect the restructuring event, and the Board will adjust the number and type of units with respect to which future awards may be granted under the LTIP. With respect to other similar events, including, for example, a combination or exchange of units, a merger or consolidation or an extraordinary distribution of our assets to unitholders, that would not result in an accounting charge if adjustment to awards were discretionary, the Board will have discretion to adjust awards in the manner it deems appropriate and to make equitable adjustments, if any, with respect to the number of units available under the LTIP and the kind of units or other securities available for grant under the LTIP. Furthermore, upon any such event, including a change in control of us or our General Partner, or a change in any law or regulation affecting the LTIP or outstanding awards or any relevant change in accounting principles, the Board will generally have discretion to (i) accelerate the time of exercisability or vesting or payment of an award, (ii) require awards to be surrendered in exchange for a cash payment or substitute other rights or property for the award, (iii) provide for the award to assumed by a successor or one of its affiliates, with appropriate adjustments thereto, (iv) cancel unvested awards without payment or (v) make other adjustments to awards as the Board deems appropriate to reflect the applicable transaction or event.

In 2014, the Board granted awards of phantom units with distribution equivalent rights under the LTIP to certain key employees who provide services to us, including Mr. Richards. The phantom units granted entitle the grantee to receive common units upon the vesting of the phantom unit or on a deferred basis upon specified future dates or events or, in the discretion of the Board, cash equal to the fair market value of a common unit. These phantom units granted are payable in common units and vest in three equal annual installments. The phantom units also vest in full in the event the recipient dies or becomes disabled or upon the occurrence of a change in control of the Partnership or QEP Resources. The phantom unit awards were made to align the recipient’s interests with those of our unitholders. The number of phantom units granted to each recipient was determined based on a targeted value for the award and the market price per unit. We also granted distribution equivalent rights in tandem with the awards of phantom units. These distribution equivalent rights are rights to receive an amount in cash equal to all of the cash distributions made on common units during the period the awards remain outstanding. In connection with the Acquisition, Messrs. Stanley and Doleshek forfeited their phantom units on December 2, 2014.

Prior to the Acquisition, Messrs. Stanley, Doleshek and Richards also participated in the equity compensation programs of QEP Resources. Following the Acquisition, Messrs. Goff, Sterin and Anderson also participate in the equity compensation programs of Tesoro and TLLP. All determination with respect to such programs, both now and in the future, will be made by Tesoro, TLLP and their subsidiaries without input from us or our General Partner, or the Board. QEP Resources, Tesoro and TLLP bear the full cost of such programs and no portion of these benefits are charged back to us under the provisions of the Original Omnibus Agreement or the Amended and Restated Omnibus Agreement.

Benefit Programs and Perquisites. Neither we nor our General Partner sponsor any benefit plans, programs, or policies such as healthcare, life, income protection or retirement benefits for the NEOs, and neither we nor our General Partner provide our NEOs with any perquisites. However, such benefits were generally provided to our former NEOs in connection with their employment by QEP Resources and its subsidiaries, and are now provided to our current NEOs in connection with their employment by Tesoro or TLLP. All determinations with respect to such benefits, both now and in the future, will be made by QEP Resources, Tesoro, TLGP and its subsidiaries, as applicable, without input from us or our General Partner or its Board of Directors. QEP Resources, Tesoro and TLGP bear the full cost of such program and no portion of these benefits are charged back to us under the provisions of the Original Omnibus Agreement or the Amended and Restated Omnibus Agreement.

Potential Payments Upon Termination of Employment or Change in Control. Except with respect to the termination and change in control provisions of the NEOs’ phantom unit awards, as described above, the NEOs are not parties to any agreements or arrangements with us pursuant to which they would receive any payments or benefits in connection with a termination of their employment or a change in control of us or our General Partner. With respect to any future awards under our LTIP, the consequences of a change in control or the termination of a grantee’s employment or other service arrangement with us will generally be determined by the plan administrator in terms of the relevant award agreement. With respect to their services to QEP Resources prior to the Acquisition, our former NEOs participated in executive severance arrangements maintained by QEP Resources; however, we would incur no obligation in relation to such arrangements. Following the Acquisition, with respect to their services to Tesoro and TLLP, our current NEOs participate in executive severance arrangements maintained by Tesoro; however, we would incur no obligation in relation to such arrangements.

Other Policies. In order to ensure that executive officers or our General Partner, including the NEOs, bear the full risks of our common unit ownership, our executive officers are subject to a policy that prohibits hedging transactions related to our units or pledging or creating a security interest in any of our units.

Director Compensation

The officers or employees of our General Partner or of QEP Resources, Tesoro or TLGP who also served or serve as directors of our General Partner did not and will not receive additional compensation for their service as a director of our General Partner. Directors of our General Partner who are not officers or employees of our General Partner or of QEP Resources, Tesoro or TLGP receive compensation as “non-employee directors.”

Each of our non-employee directors receives a compensation package having an annual value equal to $130,000 and payable as follows:

•	50.0% in the form of a cash retainer, payable in equal quarterly installments of $16,250; and

•	50.0% in the form of an annual award of common units granted under the LTIP.

We have established ownership guidelines for our non-employee directors with the goal of promoting ownership of our units and aligning the interests of our directors with those of our unitholders. The guidelines require non-employee directors to hold three times their annual cash retainer in QEP Midstream units within five years of the date the person first becomes a director. Each non-employee director is on track to comply with these guidelines within the remaining time period.

In addition, the chair of the Audit Committee of the Board receives an additional $10,000 annual retainer, payable in cash.

Until the Acquisition, the chair of the Conflicts Committee also received such a $10,000 annual retainer. Upon consummation of the Acquisition, the Board received a letter from TLLP in which TLLP made a non-binding proposal to merge a wholly-owned subsidiary of TLLP with the Partnership (the “Proposed Merger”). The Board determined that, in respect of the additional burden imposed on the Conflicts Committee in connection with its evaluation of the Proposed Merger, each member of the Conflicts Committee, in addition to the regular compensation as a non-employee director, will be paid the following:

•
$20,000 per month (plus an additional $5,000 per month for the chairman) beginning December 2, 2014, and continuing until the filing of TLLP’s registration statement on Form S-4 concerning the Proposed Merger,

•	$7,500 per month (plus an additional $2,500 per month for the chairman) thereafter until closing of the Proposed Merger,

•	$1,500 for attendance at each meeting of the Conflicts Committee concerning the Proposed Merger, and

•
if any litigation arises that continues after the closing of the Proposed Merger, a fee of $1,000 per hour for time actually spent in connection with such litigation (collectively, clauses (i), (ii), (iii) and (iv), the “Additional Fees”);

provided, that upon cessation of discussions and all actions relating to the Proposed Merger, the members of the Conflicts Committee will cease accruing any Additional Fees.

Further, each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law and is reimbursed for all expenses incurred in attending to his or her duties as a director.

2014 Director Compensation Table

Amounts reflected in the table below represent compensation paid during the year ended December 31, 2014.

Name	Fees Paid in Cash ($)	Equity Awards ($) (1)	Total ($)
Susan O. Rheney	$68,886	$85,023	$153,909
Don A. Turkleson	59,701	85,023	$144,724
Gregory C. King	68,886	85,023	$153,909
____________

(1)
The amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures) for awards of 3,544 common units for each director. Because the equity awards of common units to our non-employee directors vest immediately upon the date of grant, there were no unvested awards outstanding as of December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of our common units and other classes of equity as of December 31, 2014 (unless otherwise noted) of each person or group of persons known to be a beneficial owner of more than 5% of our outstanding units. Beneficial ownership generally includes those units held by someone who has investment and/or voting authority over such units or has the right to acquire such units within 60 days. The ownership includes units that are held directly and also units held indirectly through a relationship, a position as a trustee, or under a contract or understanding.

	Units Beneficially Owned
	Common Units		Subordinated Units		General Partner Units
Name and Address of Beneficial Owner	Number	Per-cent(1)	Number	Per-cent(1)	Number	Per-cent(1)	Total Partnership Interests(1)
Tesoro Corporation(2)	3,701,750	13.8%	26,705,000	100%	1,090,495	100%	57.8%
19100 Ridgewood Parkway
San Antonio, TX 78260
Kayne Anderson Capital Advisors, LP(3)	3,503,646	13.1%	—	—	—	—	6.4%
Richard Kayne
1800 Avenue of the Stars, Third Floor
Los Angeles, CA 90067
Citigroup Inc.(4)	2,171,505	8.1%	—	—	—	—	4%
399 Park Avenue
New York, New York 10022
Harvest Fund Advisors LLC(5)	1,753,123	6.5%	—	—	—	—	3.2%
100 West Lancaster Avenue, Suite 200
Wayne, PA 19087
Goldman Sachs Asset Management	1,455,716	5.4%	—	—	—	—	2.7%
Goldman Sachs Asset Management, L.P.
GS Investment Strategies, LLC(6)
200 West Street
New York, NY 10282
Atlantic Trust Group LLC(7)	1,429,233	5.3%	—	—	—	—	2.6%
Two Peachtree Pointe, Suite 1100
1555 Peachtree Street, NE
Atlanta, GA 30309
____________

(1)	As of March 2, 2015, there were 26,741,330 common units, 26,705,000 subordinated units and 1,090,495 general partner units outstanding, for an aggregate of 54,536,825 units.

(2)
Tesoro Corporation, directly and through its subsidiaries (Tesoro Refining & Marketing Company LLC, Tesoro Alaska Company LLC and Tesoro Logistics GP, LLC) owns approximately 36.5% of the outstanding interests in TLLP, including ownership of its general partner. QEPFS is a wholly-owned subsidiary of TLLP and owns 3,701,750 common units and 26,705,000 subordinated units of the Partnership. In addition, QEPFS is the sole owner of QEP Midstream Partners GP, LLC, which holds 1,090,495 general partner units.

(3)	According to Amendment No. 2 to Schedule 13G filed on January 12, 2015, Kayne Anderson Capital Advisors, LP and Richard A. Kayne have shared voting and dispositive power over these 3,503,646 units.

(4)	According to a Schedule 13G filed on January 30, 2015, Citigroup Inc. has shared voting and dispositive power over these 2,171,505 units.

(5)	According to a Schedule 13G filed on February 12, 2014, Harvest Fund Advisors, LLC has sole voting and dispositive power over these 1,753,123 units.

(6)
According to a Schedule 13G filed with the SEC on February 13, 2015, Goldman Sachs Asset Management, Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC have shared voting and dispositive power over these 1,455,716 units.

(7)	According to a Schedule 13G filed with the SEC on February 9, 2015, Atlantic Trust Group LLC has sole voting and dispositive power over these 1,429,233 units.

Directors and Executive Officers

The following table lists the units of our common units beneficially owned as of March 2, 2015 by (i) each member of the Board; (ii) each NEO (together with the members of the Board, the “reporting owners”); (iii) all directors and executive officers of the General Partner as a group. Except as otherwise noted, each reporting owner or his or her family members have sole voting and sole dispositive power with respect to such common units. No reporting owner, owns more than 1% of our common units; furthermore, the reporting owners as a group do not own more than 1% of our common units.

Name of Beneficial Owner	Common Units Beneficially Owned
Phillip M. Anderson	—
Keith M. Casey	—
Richard J. Doleshek (1)	—
Gregory J. Goff	—
Gregory C. King	15,448
Charles S. Parrish	—
Perry H. Richards (1)	567
Susan O. Rheney	10,824
Charles B. Stanley (1)	—
Steven M. Sterin	—
Don A. Turkleson	10,448
All Directors and Executive Officers as a group (11 persons)	36,720 (2)
____________

(1)	Ceased to be an executive officer and/or director effective December 2, 2014.
(2) Does not include units beneficially owned by Messrs. Doleshek, Richards and Stanley, who ceased to be directors and executive officers effective December 2, 2014.

The following table lists the Tesoro Logistics LP common units beneficially owned as of March 2, 2015 by each reporting owner. Except as otherwise noted, each reporting owner or his or her family members have sole voting and sole dispositive power with respect to such common units. No reporting owner, owns more than 1% of TLLP’s common units; furthermore, the reporting owners as a group do not own more than 1% of TLLP’s common units.

Name of Beneficial Owner	TLLP Common Units Beneficially Owned
Phillip M. Anderson	21,471
Keith M. Casey	—
Richard J. Doleshek (1)	—
Gregory J. Goff	53,526
Gregory C. King	—
Charles S. Parrish	8,913
Perry H. Richards (1)	6,225
Susan O. Rheney	—
Charles B. Stanley (1)	—
Steven M. Sterin	—
Don A. Turkleson	—
All Directors and Executive Officers as a group (11 persons)	85,087(2)
____________

(1)	Ceased to be an executive officer and/or director effective December 2, 2014.

(2)	Does not include units beneficially owned by Messrs. Doleshek, Richards and Stanley, who ceased to be directors and executive officers effective December 2, 2014.

The following table lists the Tesoro Corporation common stock beneficially owned as of March 2, 2015 by each reporting owner. Except as otherwise noted, each reporting owner or his or her family members have sole voting and sole dispositive power with respect to such shares. No reporting owner, owns more than 1% of Tesoro’s common stock; furthermore, the reporting owners as a group do not own more than 1% of Tesoro’s common stock.

Name of Beneficial Owner	Shares of Tesoro Common Stock Beneficially Owned	Additional Information
Phillip M. Anderson	7,506	Includes 1,672 shares credited under the Tesoro Corporation Thrift Plan
Keith M. Casey	8,891
Richard J. Doleshek (1)	—
Gregory J. Goff	673,929	Includes 151,513 shares underlying stock options and 584 shares credited under the Tesoro Corporation Thrift Plan
Gregory C. King	—
Charles S. Parrish	188,264	Includes 79,800 shares underlying stock options
Perry H. Richards (1)	—
Susan O. Rheney	—
Charles B. Stanley (1)	—
Steven M. Sterin	6,253	Restricted stock that remains subject to vesting requirements
Don A. Turkleson	—
All Directors and Executive Officers as a group (11 persons)	906,060(2)
____________

(1)	Ceased to be an executive officer and/or director effective December 2, 2014.

(2)	Does not include units beneficially owned by Messrs. Doleshek, Richards and Stanley, who ceased to be directors and executive officers effective December 2, 2014.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information with respect to the securities that may be issued under the LTIP as of December 31, 2014. For more information regarding the LTIP, which did not require approval by our unitholders, please see Item 11 of Part III of this Annual Report on Form 10-K.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column
Equity compensation plans approved by security holders		—	—
Equity compensation plans not approved by security holders (1)	18,107	0 (2)	5,313,510
Total	18,107	0 (2)	5,313,510
____________

(1)	The Board adopted the LTIP in August 2013.

(2)
Represents phantom unit awards granted under our LTIP. Phantom units have no applicable exercise price. Phantom units vest in equal installments over a three-year period from the grant date and are payable in common units. Refer to additional discussion regarding phantom units in Note 9 - Equity-Based Compensation of our consolidated financial statements in Part II of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Party Transactions

Our General Partner is owned by QEPFS, which is a subsidiary of TLLP. As of December 31, 2014, QEPFS owns 3,701,750 common units and 26,705,000 subordinated units representing a 55.8% limited partner interest in us. In addition, our General Partner owns 1,090,495 general partner units representing a 2.0% general partner interest in us, as well as incentive distribution rights. Transactions with our General Partner, QEPFS, TLLP and their affiliates are considered to be related party transactions because our General Partner and its affiliates own more than 5% of our equity interests; in addition, Messrs. Goff, Anderson, Casey, Sterin and Parrish serve as executive officers of both the Partnership and TLLP.

From January 1, 2014 through December 2, 2014, our General Partner was owned by QEPFSC, which was owned by QEP Resources. In addition, Messrs. Stanley, Doleshek and Richards all served as officers of both QEP Resources and our General Partner for the period from January 1, 2014, through December 1, 2014. Therefore, during that period, transactions with QEPFSC, QEP Resources and their affiliates were considered to be related party transactions.

Distributions of Available Cash to our General Partner and its Affiliates

We will generally make cash distributions of 98.0% to the unitholders pro rata, including QEPFS, as holder of the aggregate of 3,701,750 common units and 26,705,000 subordinated units, and 2.0% to our General Partner (assuming it makes any capital contributions necessary to maintain its 2.0% general partner interest in us). In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our General Partner will entitle our General Partner to increasing percentages of the distribution, limited to 48.0% of the distribution above the highest target distribution level. During the year ended December 31, 2014, the Partnership declared distributions of approximately $62.0 million to QEPFS with respect to common and subordinated units and approximately $1.6 million to our General Partner with respect to the 2% general partnership interests (including incentive distribution rights).

Original Omnibus Agreement

On August 14, 2013, in connection with the closing of the IPO, the Partnership entered into the original Omnibus Agreement with QEPFS, the General Partner, the Operating Company and QEP Resources, which addressed the following matters:

•
the Partnership’s payment of an annual amount to QEP Resources, initially in the amount of $13.8 million, for the provision of certain general and administrative services by QEP Resources to the Partnership, including a fixed annual fee of approximately $1.4 million for executive management services provided by certain officers of the General Partner, who are also executives of QEP Resources. The remaining portion of this annual amount reflects an estimate of the costs QEP Resources will incur in providing the services;

•
the Partnership’s obligation to reimburse QEP Resources for any out-of-pocket costs and expenses incurred by QEP Resources in providing general and administrative services (which reimbursement is in addition to certain expenses of the General Partner and its affiliates that are reimbursed under the Partnership’s Partnership Agreement), as well as any other out-of-pocket expenses incurred by QEP Resources on the Partnership’s behalf; and

•
an indemnity by QEP Resources for certain environmental and other liabilities, and the Partnership’s obligation to indemnify QEP Resources and its subsidiaries for events and conditions associated with the operation of the Partnership’s assets that occur after the closing of the IPO.

During 2014, the Partnership was charged $12.7 million under the Original Omnibus Agreement by QEP Resources.

Amended and Restated Omnibus Agreement

On December 2, 2014, and in connection with the Acquisition, the Partnership entered into the First Amended and Restated Omnibus Agreement with TLGP and affiliates. The Agreement restated and amended the Original Omnibus Agreement dated August 14, 2013, and established the general and administrative expense that TLGP would charge to the Partnership. TLGP charged the Partnership a combination of direct and allocated charges for administrative and operational services in accordance with the amended agreement. For the period from December 2, 2014, through December 31, 2014, the Partnership was charged $1.1 million under the First Amended and Restated Omnibus Agreement by TLGP.

Gathering Agreements

We are party to numerous gathering agreements for natural gas, oil, water and condensate with QEP Resources, which are considered related party agreements for the period from January 1, 2014, through December 1, 2014. Our gathering agreements with QEP Resources generally fall into three categories: (i) “life-of-reserves” agreements, (ii) long-term agreements, with remaining primary terms ranging from approximately 1 to 13 years, and month-to-month thereafter and (iii) month-to-month or year-to-year evergreen agreements. Our gathering agreements are fee-based agreements, pursuant to which we provide gathering and, as applicable, compression services on a specified per MMBtu or per barrel basis. The gathering fee varies by agreement, and the majority of our agreements include annual inflation adjustment mechanisms.

For the period from January 1, 2014, through December 1, 2014, revenue from QEP Resources was $71.4 million under these gathering agreements.

Condensate Sales Agreements

In connection with the IPO, the Partnership entered into a fixed price condensate purchase agreement with QEP Resources, which requires us to sell and QEP Resources to purchase all of the condensate volumes collected on our gathering systems at a fixed price of $85.25 per barrel of product over a primary term of five years. For the period from January 1, 2014, through December 1, 2014, our condensate sales with QEP Resources were $4.7 million. From December 2, 2014, through December 31, 2014, our condensate sales with QEPFS were $0.6 million.

Keep-Whole Commodity Fee Agreement

Effective December 2, 2014, Green River Processing, LLC (“Green River Processing”), a non-wholly owned equity method investment in which we own 40% and QEPFS owns 60%, entered into a five-year agreement with Tesoro Refining & Marketing Company LLC, a wholly-owned subsidiary of Tesoro Corporation (“TRMC”), which transfers Green River Processing’s commodity risk exposure associated with keep-whole processing agreements to TRMC (the “Keep-Whole Commodity Agreement”). Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed. The operating margin for these contracts is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). Under the Keep-Whole Commodity Agreement with TRMC, TRMC pays Green River Processing a fee to process NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of Green River Processing. Green River Processing pays TRMC a marketing fee in exchange for assuming the commodity risk.  Terms and pricing under this agreement are revised each year.  Green River Processing charged TRMC approximately $4.5 million pursuant to this agreement.

Procedures for Review, Approval and Ratification of Related Party Transactions

Prior to the Acquisition

The Board adopted a written Related Party Transactions Policy (as part of the Code of Business Conduct and Ethics) in connection with the closing of the IPO providing that the Board or its authorized committee review on at least a quarterly basis all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the Board or its authorized committee considered ratification of a related person transaction and determined not to so ratify, the Code of Business Conduct and Ethics provided that our management would make all reasonable efforts to cancel or annul the transaction.

The Related Party Transactions Policy provided that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the Board or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable): (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics.

Following the Acquisition

Following the Acquisition, the Board adopted a new Code of Business Conduct and Ethics that was consistent with those of Tesoro and TLLP. The new Code of Business Conduct and Ethics does not contain, and the board of directors of our general partner has not adopted, a formal written related-person transaction approval policy. Whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve that conflict. Although not required, we anticipate that our general partner will ask the Conflicts Committee to approve the fairness of significant transactions, such as the proposed merger with TLLP or the acquisition of logistics assets from Tesoro, TLLP or their other affiliates.

However, in the event of a potential related person transaction other than potential conflicts transactions of the type described in the paragraph above, we expect that our general partner would use the procedure described below when reviewing, approving, or ratifying the related person transaction. For these purposes, a “related person” is a director, nominee for director, executive officer, or holder of more than 5% of our common stock, or any immediate family member of a director, nominee for director or executive officer. This procedure applies to any financial transaction, arrangement or relationship or any series of similar financial transactions, arrangements or relationships in which we are a participant and in which a related person has a direct or indirect interest, other than the following:

•	payment of compensation by us to a related person for the related person’s service in the capacity or capacities that give rise to the person’s status as a related person;

•	transactions available to all employees or all unitholders on the same terms;

•
purchases from us in the ordinary course of business at the same price and on the same terms as offered to our other customers, regardless of whether the transactions are required to be reported in our filings with the SEC; and

•	transactions, which when aggregated with the amount of all other transactions between the related person and us, involve less than $120,000 in a fiscal year.

We expect that the Audit Committee of our general partner would generally be asked to approve any related-person transaction before commencement of such transaction, provided that if the related-person transaction is identified after it commences, it is brought to the Audit Committee for ratification, amendment or rescission. The Chairman of our Audit Committee has the authority to approve or take other actions with respect to any related-person transaction that arises, or first becomes known, between meetings of the Audit Committee, provided that any action by the Chairman of our Audit Committee must be reported to our Audit Committee at its next regularly scheduled meeting.

We expect that, in determining whether to approve a related-person transaction, the Audit Committee would consider whether the terms are fair to us, whether the transaction is material to us, the role the related person has played in arranging the transaction, the structure of the transaction and the interests of all related persons in the transaction, as well as any other factors the members of the Audit Committee deem appropriate. Our Audit Committee may, in its sole discretion, approve or deny any related-person transaction. Approval of a related-person transaction may be conditioned upon us and the related person following certain procedures designated by the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for the Partnership by PricewaterhouseCoopers LLP for the years ended December 31, 2014 and December 31, 2013, are presented in the following table.

(in millions)	2014	2013
Audit fees	$0.5	$0.5
Audit-related fees	0.3	—
Tax fees	0.3	—
All other fees	—	—
Total	$1.1	$0.5

Audit fees are for the audit of the Partnership’s consolidated financial statements included in the Form 10-K and the reviews of the Partnership’s financial statements included in the Form 10-Q post-formation.

Audit-related fees are for the audit of Green River Processing, LLC’s historical and current year financial statements related to QEP Midstream’s acquisition of a 40% interest in Green River Processing, LLC.

Tax fees relate to K-1 preparation and tax compliance services.

On December 2, 2014, TLLP acquired the Partnership (the “Acquisition”). In order to assess PwC’s ability to issue its final audit opinion on the December 31, 2014 financial statements of the Partnership, PwC completed an independence assessment to evaluate the services and relationships with TLLP and certain of its affiliates, which became affiliates of the Partnership as of the transaction date. The assessment identified the following relationship which is inconsistent with the auditor independence rules under Rule 2-01 of Regulation S-X (“Rule 2-01”). A retired PwC partner who receives a benefit from PwC that is not fully funded currently serves as an independent director on the audit committee of the board of directors of TLGP, an affiliate of the Partnership.

The Audit Committee of the Partnership and PwC individually considered the impact that this relationship has on PwC’s independence with respect to the Partnership for the audit and professional engagement period subsequent to the transaction date. The Audit Committee considered the fact that the independent directors who serve as the Partnership’s current Audit Committee have retained their authority and continued to carry out their responsibilities as a public company audit committee through to and including the date of this filing. These responsibilities include the oversight of PwC’s audit of the December 31, 2014 financial statements and oversight of the Partnership’s financial reporting for the related SEC filing pursuant to the Audit Committee charter established in accordance with the SEC and NYSE rules. Due to this governance structure, the retired PwC partner has not had any direct or indirect influence over the conduct of PwC’s audit, content of the financial statements included in this filing, or any person who prepares the financial statements during the post-transaction portion of PwC’s audit and professional engagement period. In addition, the retired PwC partner who serves on and chairs the Audit Committee of the Board of Directors of Tesoro Logistics GP LLC agreed to recuse himself with respect to any matters involving the Partnership while PwC was the auditor of the Partnership. No such matters arose. On this basis, the Audit Committee and PwC determined that PwC was able to act objectively and impartially in its audit of the December 31, 2014 financial statements of the Partnership.

Audit Committee Policy for Pre-Approval of Audit, Audit-Related, Tax and Permissible Non-Audit Services

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by its independent accounting firm. These procedures include reviewing fee estimates for audit services and permitted recurring non-audit services, and authorizing the Partnership to execute letter agreements setting forth such fees. Audit Committee approval is required for any services to be performed by the independent accounting firm that are not specified in the letter agreements. The Audit Committee has delegated approval authority to the chairman of the Audit Committee, but any exercises of such authority are reported to the Audit Committee at the next meeting. All fees paid to PwC during the year ended December 31, 2014, were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements.

Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8. Financial Statements and Supplementary Data of this report.

2. Financial Statement Schedules.

No financial statement schedules are submitted because of the absence of the conditions under which they are required, the required information is insignificant or because the required information is included in the combined consolidated financial statements.

(b) Exhibits. The following is a list of exhibits required to be filed as a part of this report in Item 15(b).

Exhibit No.	Exhibits
3.1
Certificate of Limited Partnership of QEP Midstream Partners, LP, incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 16, 2013.

3.2
First Amended and Restated Agreement of Limited Partnership of QEP Midstream Partners, LP, dated August 16, 2013, by and between QEP Midstream Partners GP, LLC and QEP Field Services Company, incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2013.

4.1
Indenture, dated as of October 29, 2014 among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K of Tesoro Logistics LP filed on October 29, 2014.

4.2
Supplemental Indenture, dated as of December 2, 2014, among the Partnership, Tesoro Logistics Finance Corp., QEP Field Services, LLC, the other entities party thereto, and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.3 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2014.

4.3
Indenture, effective September 14, 2012, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 5.875% Senior Notes due 2020 (incorporated by reference herein to Exhibit 4.1 to Tesoro Logistics LP’s Current Report on Form 8-K filed on September 17, 2012, File No. 1-35143).

4.4
Indenture, dated as of August 1, 2013, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2021 (incorporated by reference herein to Exhibit 4.1 to Tesoro Logistics LP’s Current Report on Form 8-K filed on August 2, 2013, File No. 1-35143).

4.5**
Fifth Supplemental Indenture dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 5.875% Senior Notes due 2020.

4.6**
Third Supplemental Indenture dated as of January 8, 2015, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and U.S. National Bank Association, as trustee, relating to the 6.125% Senior Notes due 2021.

4.7
Registration Rights Agreement, dated as of October 29, 2014, among Tesoro Logistics LP, Tesoro Logistics Finance Corp., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers, incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K of Tesoro Logistics LP filed on October 29, 2014.

4.8
Joinder Agreement to the Registration Rights Agreement, dated as of December 2, 2014, among QEP Field Services, LLC, and the other entities party thereto, incorporated by reference to Exhibit 4.4 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2014.

10.1*
QEP Midstream Partners, LP 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 2013.

10.2*
Form of QEP Midstream Partners, LP 2013 Long-Term Incentive Plan Phantom Unit Agreement, incorporated by reference to Exhibit 10.4 to the Partnership’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 3, 2013.

10.3*
Form of QEP Midstream Partners, LP 2013 Long-Term Incentive Plan Common Unit Agreement, incorporated by reference to Exhibit 10.13 to the Partnership’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 29, 2013.

10.4
Contribution, Conveyance and Assumption Agreement, dated as of August 14, 2013, by and among QEP Midstream Partners, LP, QEP Midstream Partners GP, LLC, QEP Field Services Company and QEP Midstream Partners Operating, LLC, incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2013.

10.5*
Omnibus Agreement, dated as of August 14, 2013, by and among QEP Midstream Partners, LP, QEP Midstream Partners GP, LLC, QEP Resources, Inc., QEP Field Services Company and QEP Midstream Partners Operating, LLC, incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2013.

10.6
First Amended and Restated Omnibus Agreement, dated as of December 2, 2014, among Tesoro Logistics LP, Tesoro Logistics GP, LLC, QEP Midstream Partners GP, LLC, QEP Midstream Partners, LP and QEP Midstream Operating, LLC, incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2014.

10.7
Credit Agreement, dated as of August 14, 2013, among QEP Midstream Partners Operating, LLC, as the borrower, QEP Midstream Partners, LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto, incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2013.

10.8
Gas Gathering Agreement, dated September 1, 1993, between Questar Gas Company (f/k/a Mountain Fuel Supply Company) and QEP Field Services Company (f/k/a Questar Pipeline Company), incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 26, 2013, as amended by Amendment to the Gas Gathering Agreement, dated February 6, 1998, between Questar Gas Company and QEP Field Services Company (f/k/a Questar Gas Management Company), incorporated by reference to Exhibit 10.7 to the Partnership’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 26, 2013.

10.9
Amended and Restated Gas Gathering Agreement, dated September 7, 2001, between QEP Energy Company (f/k/a Questar Exploration and Production Company) and QEP Field Services Company (f/k/a Questar Gas Management Company), incorporated by reference to Exhibit 10.8 to the Partnership’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 3, 2013, as amended by (i) First Amendment, dated March 1, 2006, to the Amended and Restated Gas Gathering Agreement, dated September 7, 2001, between QEP Energy Company and QEP Field Services Company, incorporated by reference to Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 3, 2013; (ii) Second Amendment, dated August 16, 2007, to the Amended and Restated Gas Gathering Agreement, dated September 7, 2001, between QEP Energy Company and QEP Field Services Company, incorporated by reference to Exhibit 10.10 to the Partnership’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 3, 2013; (iii) Third Amendment, dated March 2, 2010, to the Amended and Restated Gas Gathering Agreement, dated September 7, 2001, between QEP Energy Company and QEP Field Services Company, incorporated by reference to Exhibit 10.11 to the Partnership’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 3, 2013; and (iv) Fourth Amendment, dated July 1, 2011, to the Amended and Restated Gas Gathering Agreement, dated September 7, 2001, between QEP Energy Company and QEP Field Services Company, incorporated by reference to Exhibit 10.12 to the Partnership’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 3, 2013. Certain portions of the Amended and Restated Gas Gathering Agreement, the First Amendment, the Third Amendment and the Fourth Amendment have been omitted pursuant to a confidential treatment request granted by the Securities and Exchange Commission.

10.10*
Form of indemnification agreement between QEP Midstream Partners GP, LLC, and the independent members of its board of directors, incorporated by reference to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2014.

10.11*
Form of indemnification agreement between Tesoro Corporation and members of its management who may serve as directors or executive officers of QEP Midstream Partners GP, LLC, incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K of Tesoro Corporation filed on August 4, 2008.

10.12*
Form of Indemnification Agreement for directors and officers, incorporated by reference to Exhibit 10.9 to the Partnership’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2013.

10.13
Credit Agreement, dated as of December 2, 2014, between QEP Field Services, LLC and QEP Midstream Partners, LP, incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2014.

10.14
Second Amended and Restated Credit Agreement, dated as of December 2, 2014, among Tesoro Logistics LP, Bank of America, N.A., as administrative agent, L/C issuer and lender, and other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2014.

10.15
Intercompany Indemnity, Subrogation and Contribution Agreement, dated as of December 2, 2014, among Tesoro Logistics LP, QEP Midstream Partners, LP, QEP Midstream Partners Operating, LLC, QEPM Gathering I, LLC, Rendezvous Pipeline Company, LLC and Green River Processing, LLC, incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2014.

10.16
Secondment and Logistics Services Agreement, dated as of July 1, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC and Tesoro Alaska Pipeline Company LLC, incorporated by reference herein to Exhibit 10.11 to the Current Report on Form 8-K of Tesoro Logistics LP filed on July 1, 2014.

10.17
Amendment No. 1 to Secondment and Logistics Services Agreement, dated as of December 2, 2014, among Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics GP, LLC, Tesoro Logistics Operations, LLC, Tesoro Logistics Pipelines LLC, Tesoro High Plains Pipeline Company LLC, Tesoro Logistics Northwest Pipeline LLC, Tesoro Alaska Pipeline Company LLC, QEP Field Services, LLC, QEP Midstream Partners GP, LLC, QEP Midstream Partners Operating, LLC, QEPM Gathering I, LLC, Rendezvous Pipeline Company, LLC and Green River Processing, LLC, incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2014.

10.18
Keep-Whole Commodity Fee Agreement, dated as of December 7, 2014, among Tesoro Refining & Marketing Company LLC, QEP Field Services, LLC, QEPM Gathering I, LLC and Green River Processing, LLC, incorporated by reference to Exhibit 10.9 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2014.

10.19
Purchase and Sale Agreement, dated May 7, 2014, by and among QEP Field Services Company, QEP Midstream Partners GP, LLC, and QEP Midstream Partners Operating, LLC, and QEP Midstream Partners, LP, incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 10-Q, filed with the Securities and Exchange Commission on May 8, 2014.

14.1	Code of Business Conduct, incorporated by reference to Exhibit 14.1 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.
14.2
Code of Business Conduct and Ethics for Senior Financial Executives, incorporated by reference to Exhibit 14.2 to the Partnership’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.

21.1**	Subsidiaries of the Partnership.
23.1**	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP - QEP Midstream Partners, LP Predecessor.
23.2**	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP - QEP Midstream Partners, LP.
23.3**	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP - Green River Processing, LLC.
31.1**	Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Financial Statements of Green River Processing, LLC as of and for the six months ended December 31, 2014.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
 ____________________________

*	Management contract or compensatory plan or agreement.

**	Filed herewith.

+
Copies of exhibits filed as part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct any inquiries to the Corporate Secretary, Tesoro Logistics LP, 19100 Ridgewood Parkway, San Antonio, Texas 78259-1828.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QEP MIDSTREAM PARTNERS, LP
(Registrant)

By: QEP MIDSTREAM PARTNERS GP, LLC
(its General Partner)

/s/ GREGORY J. GOFF
Gregory J. Goff
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY J. GOFF	Chairman of the Board of Directors and Chief Executive Officer	March 9, 2015
Gregory J. Goff	(Principal Executive Officer)

/s/ STEVEN M. STERIN	Director, Vice President and Chief Financial Officer	March 9, 2015
Steven M. Sterin	(Principal Financial Officer)

/s/ TRACY D. JACKSON	Vice President and Controller	March 9, 2015
Tracy D. Jackson	(Principal Accounting Officer)

/s/ PHILLIP M. ANDERSON	Director and President	March 9, 2015
Phillip M. Anderson

/s/ CHARLES S. PARRISH	Director, Vice President, General Counsel and Secretary	March 9, 2015
Charles S. Parrish

/s/ KEITH M. CASEY	Director	March 9, 2015
Keith M. Casey

/s/ DON A. TURKLESON	Director	March 9, 2015
Don A. Turkleson

/s/ SUSAN O. RHENEY	Director	March 9, 2015
Susan O. Rheney

/s/ GREGORY C. KING	Director	March 9, 2015
Gregory C. King