Form 10-Q
period 2015-03-31
QEP Midstream Partners, LP
filed 2015-05-08
CIK 1576044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-36047

QEP MIDSTREAM PARTNERS, LP

(Exact name of registrant as specified in its charter)

STATE OF DELAWARE	80-0918184
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19100 Ridgewood Parkway, San Antonio, Texas 78259-1828
(Address of principal executive offices)

Registrant’s telephone number, including area code: 210-626-6000

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

There were 26,743,881 common units, 26,705,000 subordinated units and 1,090,495 general partner units outstanding on May 4, 2015

1

QEP Midstream Partners, LP
Form 10-Q for the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QEP MIDSTREAM PARTNERS, LP
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(in millions, except unit and per unit amounts)
REVENUES
Gathering and transportation	$33	$29
Condensate sales	2	2
Total revenues	35	31
OPERATING EXPENSES
Gathering expense	6	6
General and administrative	4	5
Depreciation and amortization	8	8
Total operating expenses	18	19
OPERATING INCOME	17	12
Income from unconsolidated affiliates	6	2
Interest expense	(1)	(1)
NET INCOME	22	13
Net income attributable to noncontrolling interest	(1)	(1)
Net income attributable to QEP Midstream	$21	$12

Net income attributable to QEP Midstream per limited partner unit (basic and diluted):
Common - basic and diluted	$0.36	$0.21
Subordinated - basic and diluted	$0.36	$0.21

Weighted-average limited partner units outstanding (basic and diluted):
Common units - basic	26,734,410	26,718,997
Common units - diluted	26,735,601	26,718,997
Subordinated units - basic and diluted	26,705,000	26,705,000
Cash distributions per unit (a)	$0.32	$0.27
_____________

(a)	Represents the cash distributions declared related to the period presented.

See notes accompanying the unaudited condensed consolidated financial statements.

QEP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$8	$15
Accounts receivable, net	18	20
Accounts receivable from affiliate	2	2
Total current assets	28	37
PROPERTY, PLANT AND EQUIPMENT, NET	470	476
INVESTMENT IN UNCONSOLIDATED AFFILIATES	136	136
Total assets	$634	$649
LIABILITIES
Current liabilities:
Accounts payable	$3	$12
Accounts payable to affiliate	5	1
Other current liabilities	2	2
Total current liabilities	10	15
AFFILIATE LONG-TERM DEBT	197	210
OTHER LONG-TERM LIABILITIES	25	25
Total long-term liabilities	222	235
Commitments and contingencies (see Note 6)
EQUITY
Limited partner common units; 26,743,881 units issued and outstanding (26,729,240 in 2014)	395	393
Limited partner subordinated units; 26,705,000 units issued and outstanding (26,705,000 in 2014)	(34)	(36)
General partner units; 1,090,495 units issued and outstanding (1,090,495 in 2014)	(1)	(1)
Total partners’ capital	360	356
Noncontrolling interest	42	43
Total equity	402	399
Total liabilities and equity	$634	$649

See notes accompanying the unaudited condensed consolidated financial statements.

QEP MIDSTREAM PARTNERS, LP
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$22	$13
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8	8
Income from unconsolidated affiliates	(6)	(2)
Distributions from unconsolidated affiliates	8	2
Changes in operating assets and liabilities:
Accounts receivable	1	4
Accounts payable and accrued expenses	(4)	(4)
Other	—	1
Net cash from operating activities	29	22
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Property, plant and equipment	(2)	(6)
Contributions to unconsolidated affiliates	(2)	—
Net cash used in investing activities	(4)	(6)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowings under affiliate credit agreement	9	—
Repayments under affiliate credit agreement	(22)	—
Contributions from parent, net	—	1
Distributions to unitholders	(17)	(14)
Distribution to noncontrolling interest	(2)	(2)
Net cash used in financing activities	(32)	(15)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7)	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15	19
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8	$20

SUPPLEMENTAL CASH FLOW DISCLOSURE OF NON-CASH ACTIVITIES:
Change in capital expenditure accrual balance	$(1)	$—

See notes accompanying the unaudited condensed consolidated financial statements.

QEP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

References in this report to “QEP Midstream,” the “Partnership,” “we,” “our,” “us,” or like terms, refer to QEP Midstream Partners, LP and its subsidiaries. For purposes of these financial statements, “QEP Resources” refers to QEP Resources, Inc. and its consolidated subsidiaries, “TLLP” refers to Tesoro Logistics LP and its consolidated subsidiaries and “QEPFS” refers to QEP Field Services, LLC.

Description of Business

QEP Midstream Partners, LP (“the Partnership”) is a Delaware limited partnership formed in April 2013, to own, operate, acquire and develop midstream energy assets. The Partnership’s assets consist of ownership interests in four gathering systems and two Federal Energy Regulatory Commission (“FERC”) regulated pipelines through which we provide natural gas and crude oil gathering and transportation services in Colorado, North Dakota, Utah and Wyoming. In August 2013, the Partnership completed its initial public offering (the “IPO”). As part of the IPO, QEP Midstream Partners GP, LLC (our “General Partner”) and QEP Field Services Company (“QEPFSC”), collectively contributed to the Partnership a 100% ownership interest in each of QEP Midstream Partners Operating, LLC (the “Operating Company”), QEPM Gathering I, LLC and Rendezvous Pipeline Company, LLC (“Rendezvous Pipeline”), a 78% interest in Rendezvous Gas Services, L.L.C. (“Rendezvous Gas”), and a 50% equity interest in Three Rivers Gathering, L.L.C. (“Three Rivers Gathering”). In July 2014, the Partnership acquired a 40% interest in Green River Processing, LLC (“Green River Processing”). Refer to Note 2 for further detail.

On December 2, 2014, QEP Resources’ midstream business was acquired by TLLP, which included all of the issued and outstanding membership interest of QEPFS, a wholly-owned subsidiary of QEPFSC formed for purposes of consummating the QEP Field Services acquisition. QEPFS is the owner of our General Partner, which owns a 2% general partner interest in QEP Midstream and all of the Partnership’s incentive distribution rights (“IDRs”). The acquisition also included an approximate 56% limited partner interest in the Partnership (collectively, the “Acquisition”). Prior to this transaction, QEP Resources, through its wholly-owned subsidiary QEPFSC, owned and operated our General Partner, therefore, the Acquisition resulted in a change of control of our General Partner and the Partnership became a consolidated subsidiary of TLLP on the acquisition date.

On April 6, 2015, QEP Midstream entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TLLP, Tesoro Logistics GP, LLC (“TLGP”), QEPFS, TLLP Merger Sub LLC (“Merger Sub”), and our General Partner. Subject to the satisfaction or waiver of certain conditions in the Merger Agreement, upon the later of the filing with the Secretary of State of the State of Delaware of a certificate of merger or the later date and time set forth in such certificate, Merger Sub will merge with and into QEP Midstream, with QEP Midstream surviving the merger as a wholly-owned subsidiary of TLLP (the “Merger”). Following the Merger, our General Partner will remain the general partner of QEP Midstream, and all outstanding common units representing limited partnership interests in QEP Midstream (the “QEP Midstream Common Units”) other than QEP Midstream Common Units held by QEPFS will be converted into the right to receive 0.3088 common units representing limited partnership interests in TLLP (the “TLLP Common Units”). No fractional TLLP Common Units will be issued in the Merger, and holders of QEP Midstream Common Units other than QEPFS will instead receive cash in lieu of fractional TLLP Common Units, if any.

The General Partner serves as general partner of the Partnership and, together with TLLP, provides services to the Partnership pursuant to the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”), entered into in connection with the Acquisition. The Amended Omnibus Agreement, dated December 2, 2014, amended and restated the Omnibus Agreement dated August 14, 2013 (the “Original Omnibus Agreement”), entered into in connection with the closing of the IPO.

Basis of Presentation

The interim unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions for quarterly reports on Form 10-Q and Regulations S-X and S-K. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Developments

Revenue Recognition. The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) in May 2014 providing accounting guidance for all revenue arising from contracts to provide goods or services to customers. The requirements from the new ASU are effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The FASB has proposed a one-year deferral of the effective date; however, this proposal has not been finalized. The standard allows for either full retrospective adoption or modified retrospective adoption. At this time, we are evaluating the guidance to determine the method of adoption and the impact of this ASU on our financial statements and related disclosures.

Pushdown Accounting. The Securities and Exchange Commission (the “SEC”) released a Staff Accounting Bulletin in November 2014, overturning portions of the interpretive guidance regarding pushdown accounting. Effective November 18, 2014, the new bulletin aligns the existing guidance to the ASU issued by the FASB in October 2014. Under the new guidance, pushdown accounting can be applied in the separate financial statements of the acquired entity upon completion of the acquisition or in a subsequent period. This impacts the stand-alone financial statements of the subsidiary, but does not alter the existing reporting requirements for the parent company to record the acquired assets, liabilities, and non-controlling interests in consolidated financial statements. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period. If pushdown accounting is applied, that election is irrevocable. The SEC responded by rescinding its guidance on pushdown accounting, which had required registrants to apply pushdown accounting in certain circumstances. With regard to the Acquisition, TLLP elected not to apply pushdown accounting to the Partnership.

Treatment of Predecessor in EPU calculation. The Emerging Issues Task Force reached a final consensus on Issue 14-A affirming their stance to require a master limited partnership to allocate earnings or losses of transferred net assets for periods prior to a drop down entirely to the general partner when calculating earnings per unit (“EPU”). The final consensus is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. We have elected to adopt this guidance beginning in the first quarter of 2015. The final consensus did not impact our EPU or related disclosure.

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03 which will simplify the presentation of debt issuance costs. Under the new ASU, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.  As a result, our balance sheet will reflect a reclassification of unamortized debt issuance costs from other noncurrent assets to debt. This ASU is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. We have adopted this standard effective as of March 31, 2015 and will apply the changes retrospectively to prior periods presented. Adoption of this standard did not impact our financial statements or related disclosures for the periods presented, as there were no debt issuance costs recorded during these periods.

NOTE 2 - ACQUISITION

Green River Processing Acquisition

On July 1, 2014, the Partnership acquired 40% of the membership interests in Green River Processing, a wholly-owned subsidiary of QEPFSC, from QEPFSC for $230 million (the “Green River Processing Acquisition”). Green River Processing owns the Blacks Fork processing complex and the Emigrant Trail processing plant, both of which are located in southwest Wyoming.

The Green River Processing Acquisition was funded with $220 million of borrowings under the Partnership’s $500 million revolving credit facility and cash on hand. The Green River Processing Acquisition is accounted for as an equity investment in an unconsolidated affiliate. The investment was recorded at the historical carrying value of $107 million as of the acquisition date as the Green River Processing Acquisition represents a transaction between entities under common control with the difference between the carrying amount and the purchase price recorded to equity. The portion recorded to equity was allocated among the equity owned by QEPFSC based upon the respective unit balances as of June 30, 2014, and no portion was allocated to the public ownership in QEP Midstream. For the three months ended March 31, 2015, the Partnership’s equity in the earnings of Green River Processing was $4 million.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized income statement information is presented below for Green River Processing.

Three Months Ended March 31, 2015

(in millions)
Revenues	$26
Operating Expenses	16
Net Income	$10

NOTE 3 - RELATED PARTY TRANSACTIONS

As a result of the Acquisition on December 2, 2014, our General Partner became owned by QEPFS, which is a subsidiary of TLLP, and as a result, the Partnership became a consolidated subsidiary of TLLP. TLLP was formed in December 2010 by its parent, Tesoro Corporation (“Tesoro”) and TLGP. Prior to the Acquisition, QEP Midstream was a consolidated subsidiary of QEP Resources.

As of March 31, 2015, QEPFS owns 3,701,750 common units and 26,705,000 subordinated units representing an approximate 56% limited partner interest in us. In addition, our General Partner owns 1,090,495 general partner units representing a 2% general partner interest in us, as well as incentive distribution rights. Transactions with our General Partner, QEPFS and TLLP are considered to be related party transactions because our General Partner and its affiliates own more than 5% of our equity interests.

The following table summarizes the related party income statement transactions of the Partnership:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Related party transactions with QEP Resources
Revenues from affiliate	$—	$22
General and administrative expense to affiliate	—	(4)
Related party transactions with Tesoro and subsidiaries
Revenues from affiliate	$2	$—
General and administrative expense to affiliate	(4)	—
Interest expense to affiliate	(1)	—

Prior to the Acquisition, as discussed in Note 1, the Partnership was party to the Original Omnibus Agreement and various service agreements with QEP Resources and QEPFSC that resulted in affiliate transactions. Following the Acquisition, the Partnership entered into a $500 million unsecured, affiliate credit agreement (the “Affiliate Credit Agreement”) and the Amended Omnibus Agreement. See Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding related party agreements.

Service Agreements

Prior to the Acquisition, the Partnership entered into various midstream agreements with QEP Resources and QEPFSC including natural gas, crude oil, water and condensate gathering and transportation agreements, a fixed price condensate purchase agreement, operating agreements and other service agreements. These agreements with QEPFSC and QEP Resources were assigned to QEPFS, TLLP and TLLP’s general partner. The terms of the assigned agreements remained substantially similar subsequent to the Acquisition. The Partnership believes that the terms and conditions under these agreements are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services in the ordinary course of its business.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

A summary of the Partnership’s property, plant and equipment is as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Property, plant and equipment	$754	$752
Accumulated depreciation	(284)	(276)
Total property, plant and equipment, net	$470	$476

NOTE 5 - DEBT

On December 2, 2014, in connection with the Acquisition, we entered into the unsecured, Affiliate Credit Agreement, in which QEPFS agreed to provide revolving loans and advances to us up to a borrowing capacity of $500 million. In conjunction with the closing of the Acquisition, we borrowed $230 million under the Affiliate Credit Agreement and used the funds for the repayment and termination of the Partnership’s existing $500 million revolving credit facility. At March 31, 2015 and December 31, 2014, there were $197 million and $210 million of borrowings outstanding, respectively, under the Affiliate Credit Agreement and the Partnership was in compliance with the covenants under the Affiliate Credit Agreement. At March 31, 2015, the weighted average interest rate for borrowings was a Eurodollar rate of 0.17% plus an applicable Eurodollar margin of 1.75%. The maturity date of the Affiliate Credit Agreement is August 14, 2018.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

TLLP Indemnification
Under the Amended Omnibus Agreement, TLLP indemnifies the Partnership for certain matters, including environmental, title and tax matters associated with the ownership of our assets at or before the Acquisition. TLLP retains responsibility for remediation of known liabilities due to our operations and has indemnified the Partnership for any losses incurred by the Partnership arising out of those remediation obligations. See Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information regarding the terms and conditions of the Amended Omnibus Agreement.

Contingencies

We are involved in various commercial and regulatory claims, litigation and other legal proceedings that arise in the ordinary course of our business. We assess these claims in an effort to determine the degree of probability and range of possible loss for potential accrual in our consolidated financial statements. We record an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. Because legal proceedings are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matter. The Partnership’s litigation loss contingencies are discussed below. We are unable to estimate reasonably possible losses in excess of recorded accruals for these contingencies for the reasons set forth above. We believe, however, that the resolution of pending proceedings will not have a material effect on our financial position, results of operations or cash flows.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation

Questar Gas Company v. QEP Field Services Company. QEPFS’ former affiliate, Questar Gas Company (“QGC”) and its affiliate Wexpro, filed a complaint on May 1, 2012, asserting claims for breach of contract, breach of implied covenant of good faith and fair dealing, and an accounting and declaratory judgment related to a 1993 gathering agreement (the “1993 Agreement”) executed when the parties were affiliates. TLLP has agreed to indemnify QEPFSC for this claim under the acquisition agreement for QEPFSC. Under the 1993 Agreement, certain of QEPFSC’s systems provide gathering services to QGC charging an annual gathering rate which is based on the cost of service calculation. The 1993 Agreement was assigned to QEPFS on December 2, 2014 in connection with the Acquisition. QGC is disputing the annual calculation of the gathering rate, which has been calculated in the same manner since 1998, without objection by QGC. At the closing of the IPO, the assets and agreement discussed above was assigned to QEP Midstream. QGC amended its complaint to add QEP Midstream as a defendant in the litigation. Prior to the Acquisition, QEP Midstream was indemnified by QEPFSC and, effective December 2, 2014, by TLLP for costs, expenses and other losses incurred by QEP Midstream in connection with the QGC dispute, subject to certain limitations, as set forth in the Original Omnibus Agreement and the Amended Omnibus Agreement, respectively. QGC has netted the disputed amounts from its monthly payments of the gathering fees to QEPFSC and has continued to net such amounts from its monthly payment to QEP Midstream. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. As any losses arising from this dispute have been indemnified, we believe the outcome of this matter will not have a material impact on our liquidity, financial position, or results of operations.

NOTE 7 - EQUITY

The summarized changes in the carrying amount of our equity are as follows (in millions):

	Limited Partners
	Common Units	Subordinated Units	General Partner Units	Noncontrolling Interest	Total Net Equity
Balance at December 31, 2014	$393	$(36)	$(1)	$43	$399
Distributions to noncontrolling interest	—	—	—	(2)	(2)
Distributions to unitholders	(8)	(8)	(1)	—	(17)
Net income	10	10	1	1	22
Balance at March 31, 2015	$395	$(34)	$(1)	$42	$402

NOTE 8 - NET INCOME PER LIMITED PARTNER UNIT

Net income per unit is applicable to the Partnership’s limited partner common and subordinated units. Net income per unit is calculated following the two-class method as the Partnership has more than one class of participating securities, including common units, subordinated units, general partner units, and incentive distribution rights (“IDRs”). Net income per unit is calculated by dividing the limited partners’ interest in net income attributable to the Partnership, after deducting any general partner incentive distributions, by the weighted-average number of outstanding common and subordinated units outstanding.

Diluted net income per unit includes the effects of potentially dilutive units on our common units, which consist of unvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners was historically the same, as there were no potentially dilutive subordinated units outstanding.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth distributions in excess of net income attributable to QEP Midstream and the calculation of net income per unit for the three months ended March 31, 2015 and 2014 (in millions, except unit and per unit amounts).

	Three Months Ended March 31,
	2015	2014
Net income attributable to QEP Midstream	$21	$12
General partner’s distribution declared (including IDRs) (a)	(1)	(1)
Limited partners’ distribution declared on common units (a)	(9)	(7)
Limited partners’ distribution declared on subordinated units (a)	(8)	(7)
Distribution less than (greater than) net income attributable to QEP Midstream	$3	$(3)

(a)
On April 22, 2015, the Partnership declared its quarterly cash distribution totaling $18 million, or $0.32 per unit for the first quarter of 2015. The quarterly distribution will be paid on May 15, 2015, to unitholders of record as of the close of business on May 4, 2015.

	Three Months Ended March 31, 2015
	General Partner	Limited Partners’ Common Units	Limited Partners’ Subordinated Units	Total
	(in millions, except unit and per unit amounts)
Net income attributable to QEP Midstream:
Distribution declared (including IDRs)	$1	$9	$8	$18
Distributions less than net income attributable to QEP Midstream	1	1	1	3
Net income attributable to QEP Midstream	$2	$10	$9	$21

Weighted-average units outstanding:
Basic	1,090,495	26,734,410	26,705,000	54,529,905
Diluted	1,090,495	26,735,601	26,705,000	54,531,096
Net income per limited partner unit attributable to QEP Midstream:
Basic and diluted		$0.36	$0.36

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2014
	General Partner	Limited Partners’ Common Units	Limited Partners’ Subordinated Units	Total
	(in millions, except unit and per unit amounts)
Net income attributable to QEP Midstream:
Distribution declared (including IDRs)	$1	$7	$7	$15
Distributions greater than net income attributable to QEP Midstream	—	(2)	(1)	(3)
Net income attributable to QEP Midstream	$1	$5	$6	$12

Weighted-average units outstanding:
Basic and diluted	1,090,117	26,718,997	26,705,000	54,514,114
Net income per limited partner unit attributable to QEP Midstream:
Basic and diluted		$0.21	$0.21

NOTE 9 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Separate condensed consolidating financial information of QEP Midstream Partners, LP (the “Parent”), subsidiary guarantors and non-guarantors are presented below. In January 2015, the Partnership and its consolidated subsidiaries, with the exception of Rendezvous Gas, were elected guarantors of TLLP’s registered 2020 Senior Notes and 2021 Senior Notes. At March 31, 2015, the outstanding principal on these debt obligations was $470 million and $550 million for the 2020 Senior Notes and 2021 Senior Notes, respectively. As a result of these arrangements, we are required to present the following condensed consolidating financial information, which should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This information is provided as an alternative to providing separate financial statements for TLLP guarantor subsidiaries. Separate financial statements of the Partnership’s consolidated subsidiary guarantors are not included because the guarantees are full and unconditional and these consolidated subsidiary guarantors are 100% owned and are jointly and severally liable for TLLP’s outstanding senior notes.

Set forth below are the consolidating balance sheets for the Partnership and its subsidiaries as of March 31, 2015 and December 31, 2014, and the related consolidating statements of operations and consolidating statements of cash flows for the three month periods ending March 31, 2015 and 2014. The information is presented using the equity method of accounting for investments in subsidiaries. Intercompany transactions between subsidiaries are presented gross and eliminated in the eliminations column.

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
REVENUES
Gathering and transportation	$—	$32	$7	$(6)	$33
Condensate sales	—	2	—	—	2
Total revenues	—	34	7	(6)	35
OPERATING EXPENSES
Gathering expense	—	12	—	(6)	6
General and administrative	4	—	—	—	4
Depreciation and amortization	—	5	3	—	8
Total operating expenses	4	17	3	(6)	18
OPERATING INCOME (LOSS)	(4)	17	4	—	17
Income from unconsolidated affiliates	—	6	—	—	6
Equity in earnings of subsidiaries	25	3	—	(28)	—
Interest expense	—	(1)	—	—	(1)
NET INCOME	21	25	4	(28)	22
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income attributable to QEP Midstream	$21	$25	$3	$(28)	$21

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
REVENUES
Gathering and transportation	$—	$28	$7	$(6)	$29
Condensate sales	—	2	—	—	2
Total revenues	—	30	7	(6)	31
OPERATING EXPENSES
Gathering expense	—	12	—	(6)	6
General and administrative	4	1	—	—	5
Depreciation and amortization	—	5	3	—	8
Total operating expenses	4	18	3	(6)	19
OPERATING INCOME (LOSS)	(4)	12	4	—	12
Income from unconsolidated affiliates	—	2	—	—	2
Equity in earnings of subsidiaries	16	3	—	(19)	—
Interest expense	—	(1)	—	—	(1)
NET INCOME	12	16	4	(19)	13
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income attributable to QEP Midstream	$12	$16	$3	$(19)	$12

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of March 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3	$2	$3	$—	$8
Accounts receivable, net	—	18	—	—	18
Accounts receivable from affiliate	—	4	2	(4)	2
Total current assets	3	24	5	(4)	28
Property, plant and equipment, net	—	285	185	—	470
Long-term receivables from affiliates	176	—	2	(178)	—
Investment in unconsolidated affiliates	—	136	—	—	136
Investment in subsidiaries	383	149	—	(532)	—
Total assets	$562	$594	$192	$(714)	$634
LIABILITIES
Current liabilities:
Accounts payable	$—	$3	$—	$—	$3
Accounts payable to affiliate	5	4	—	(4)	5
Other current liabilities	—	2	—	—	2
Total current liabilities	5	9	—	(4)	10
Affiliate long-term debt	197	—	—	—	197
Long-term payables to affiliates	—	178	—	(178)	—
Other long-term liabilities	—	24	1	—	25
Total long-term liabilities	197	202	1	(178)	222
EQUITY
Equity - QEP Midstream	360	383	149	(532)	360
Equity - noncontrolling interest	—	—	42	—	42
Total equity	360	383	191	(532)	402
Total liabilities and equity	$562	$594	$192	$(714)	$634

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet as of December 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$13	$2	$—	$15
Accounts receivable, net	—	18	2	—	20
Accounts receivable from affiliate	—	2	—	—	2
Total current assets	—	33	4	—	37
Property, plant and equipment, net	—	288	188	—	476
Long-term receivables from affiliates	210	—	4	(214)	—
Investment in unconsolidated affiliates	—	136	—	—	136
Investment in subsidiaries	358	152	—	(510)	—
Total assets	$568	$609	$196	$(724)	$649
LIABILITIES
Current liabilities:
Accounts payable	$—	$12	$—	$—	$12
Accounts payable to affiliate	1	—	—	—	1
Other current liabilities	1	1	—	—	2
Total current liabilities	2	13	—	—	15
Affiliate long-term debt	210	—	—	—	210
Long-term payables to affiliates	—	214	—	(214)	—
Other long-term liabilities	—	24	1	—	25
Total long-term liabilities	210	238	1	(214)	235
EQUITY
Equity - QEP Midstream	356	358	152	(510)	356
Equity - noncontrolling interest	—	—	43	—	43
Total equity	356	358	195	(510)	399
Total liabilities and equity	$568	$609	$196	$(724)	$649

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN)OPERATING ACTIVITIES:
Net cash from operating activities	$(1)	$30	$5	$(5)	$29
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Property, plant and equipment	—	(2)	—	—	(2)
Contributions to unconsolidated affiliates	—	(2)	—	—	(2)
Net cash used in investing activities	—	(4)	—	—	(4)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Borrowings under affiliate credit agreement	9	—	—	—	9
Repayments under affiliate credit agreement	(22)	—	—	—	(22)
Intercompany borrowings (repayments)	34	(37)	3	—	—
Contributions from (distributions to) parent, net	—	—	(5)	5	—
Distributions to unitholders	(17)	—	—	—	(17)
Distribution to noncontrolling interest	—	—	(2)	—	(2)
Net cash from (used in) financing activities	4	(37)	(4)	5	(32)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(11)	1	—	(7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	13	2	—	15
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$2	$3	$—	$8

QEP MIDSTREAM PARTNERS, LP
NOTES ACCOMPANYING THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantors	Eliminations	Consolidated
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net cash from operating activities	$13	$25	$8	$(24)	$22
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Property, plant and equipment	—	(6)	—	—	(6)
Net cash used in investing activities	—	(6)	—	—	(6)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Contributions from (distributions to) parent, net	1	(18)	(6)	24	1
Distributions to unitholders	(14)	—	—	—	(14)
Distribution to noncontrolling interest	—	—	(2)	—	(2)
Net cash used in financing activities	(13)	(18)	(8)	24	(15)
INCREASE IN CASH AND CASH EQUIVALENTS	—	1	—	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	16	3	—	19
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$17	$3	$—	$20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to “QEP Midstream” the “Partnership,” “we,” “our,” “us,” or like terms, refer to QEP Midstream Partners, LP and its subsidiaries. For purposes of this report, “QEP” refers to QEP Resources, Inc. and its consolidated subsidiaries including the Partnership. Additionally, “TLLP” refers to Tesoro Logistics LP and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited historical condensed consolidated financial statements and notes in Item 1. Financial Statements contained herein and the Partnership’s audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below as a result of various risk factors, including those that may not be within the control of management. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K. See also Forward-Looking Statements in Item 3 of this report. For a glossary of commonly used terms found in this Quarterly Report on Form 10-Q, please refer to the “Glossary of Terms” provided in the Partnership’s 2014 Annual Report on Form 10-K.

Overview

QEP Midstream (“the Partnership”) is a master limited partnership formed to own, operate, acquire and develop midstream energy assets.

On July 1, 2014, the Partnership acquired 40% of the membership interests in Green River Processing, LLC (“Green River Processing”) from QEP Field Services Company (“QEPFSC”) for $230 million (the “Green River Processing Acquisition”). The Green River Processing Acquisition was funded with $220 million of borrowings under the Partnership’s $500 million revolving credit facility (the “Prior Credit Facility”) and cash on hand.

On December 2, 2014, QEP Resources’ midstream business was acquired by TLLP, which included all of the issued and outstanding membership interest of QEP Field Services, LLC (“QEPFS”), a wholly-owned subsidiary of QEPFSC formed for purposes of consummating the QEP Field Services acquisition. QEPFS is the owner of QEP Midstream Partners GP, LLC (our “General Partner”), which owns a 2% general partner interest in QEP Midstream and all of the Partnership’s incentive distribution rights. The acquisition also included an approximate 56% limited partner interest in the Partnership (collectively, the “Acquisition”). Prior to the Acquisition, QEPFSC owned and operated QEP Midstream’s general partner. This resulted in a change of control of the Partnership’s general partner and the Partnership became a consolidated subsidiary of TLLP on the acquisition date. Prior to this transaction, QEP Resources, through its wholly-owned subsidiary QEPFSC, served as the Partnership’s general partner and owned a 2% general partner interest, all of the Partnership’s incentive distribution rights and an approximate 56% limited partner interest in the Partnership.

The Partnership’s assets consist of ownership interests in four gathering systems and two Federal Energy Regulatory Commission (“FERC”) regulated pipelines through which we provide natural gas and crude oil gathering and transportation services. Additionally, we have a 40% interest in two gas processing complexes through the Green River Processing Acquisition. Our assets are located in, or are within close proximity to, the Green River Basin located in Wyoming and Colorado, the Uinta Basin located in eastern Utah, and the Williston Basin located in North Dakota.

Recent Developments

On April 22, 2015, the Partnership declared a quarterly cash distribution totaling $18 million, or $0.32 per unit for the first quarter of 2015. The quarterly distribution will be paid on May 15, 2015, to unitholders of record as of the close of business on May 4, 2015.

On April 6, 2015, QEP Midstream entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TLLP, Tesoro Logistics GP, LLC (“TLGP”), QEPFS, TLLP Merger Sub LLC (“Merger Sub”), and our General Partner. Subject to the satisfaction or waiver of certain conditions in the Merger Agreement, upon the later of the filing with the Secretary of State of the State of Delaware of a certificate of merger or the later date and time set forth in such certificate, Merger Sub will merge with and into QEP Midstream, with QEP Midstream surviving the merger as a wholly-owned subsidiary of TLLP (the “Merger”). Following the Merger, our General Partner will remain the general partner of QEP Midstream, and all outstanding common units representing limited partnership interests in QEP Midstream (the “QEP Midstream Common Units”) other than QEP Midstream Common Units held by QEPFS will be converted into the right to receive 0.3088 common units representing limited partnership interests in TLLP (the “TLLP Common Units”). No fractional TLLP Common Units will be issued in the Merger, and holders of QEP Midstream Common Units other than QEPFS will instead receive cash in lieu of fractional TLLP Common Units, if any.

In the regions where we operate, several producers have announced lower drilling expenditures for 2015. Our 2015 capital plan primarily includes compression projects, which we expect will generate incremental volumes independent of drilling plans.

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

We generally do not take title to the natural gas and crude oil that we gather or transport. We provide substantially all of our gathering services pursuant to fee-based agreements, the majority of which have annual inflation adjustment mechanisms. Under these arrangements, we are paid a fixed or margin-based fee with respect to the volume of the natural gas and crude oil we gather. This type of contract provides us with a relatively steady revenue stream that is not subject to direct commodity price risk, except to the extent that we retain and sell condensate that is recovered during the gathering of natural gas from the wellhead. Approximately 6% of our Partnership’s revenue was generated through the sale of condensate volumes that we collected on our gathering systems during three months ended March 31, 2015. Although the Partnership has entered into a fixed price condensate sales agreement with QEPFS, we still have indirect exposure to commodity price risk in that persistent low commodity prices may cause our current or potential customers to delay drilling or shut in production, which would reduce the volumes of oil and natural gas available for gathering by our systems. Refer to the “Commodity Price Risk” discussion in Quantitative and Qualitative Disclosures about Market Risk in Item 3 for a discussion of our exposure to commodity price risk through our condensate recovery and sales.

With the Green River Processing Acquisition, our activities have expanded to include the processing of natural gas to separate NGL from the natural gas, fractionating the resulting NGL into the various components and selling or delivering pipeline quality natural gas and NGL to various industrial and energy markets as well as interstate pipeline systems. Our earnings from our investment in Green River Processing are primarily driven by commodity prices for NGL and natural gas, as well as the volumes of natural gas processed under fee-based agreements. Effective December 2, 2014, following the completion of the Acquisition, Green River Processing entered into the Keep-Whole Commodity Fee Agreement (the “Keep-Whole Commodity Agreement”) with Tesoro Refining & Marketing Company LLC (“TRMC”), a wholly-owned subsidiary of Tesoro Corporation (“Tesoro”), to minimize and mitigate commodity price risk. See Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information regarding related party agreements.

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

How We Evaluate Our Business

Our management uses a variety of financial and operating metrics to analyze our performance, including throughput volumes, gathering expenses, maintenance and growth capital expenditures, Adjusted EBITDA and Distributable Cash Flow. Both Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures. Definitions of these non-GAAP financial measures are discussed below.

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

Adjusted EBITDA and Distributable Cash Flow (Non-GAAP)

We define Adjusted EBITDA as net income attributable to the Partnership before depreciation and amortization, interest and other income and expense, gains and losses from asset sales, deferred revenue associated with minimum volume commitment payments and certain other non-cash and/or non-recurring items. We define Distributable Cash Flow as Adjusted EBITDA less net cash interest paid, maintenance capital expenditures and cash adjustments related to equity method investments and noncontrolling interests, and other non-cash expenses. Distributable Cash Flow does not reflect changes in working capital balances.

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

Oil and Natural Gas Supply and Demand

Our gathering operations are primarily dependent upon natural gas and crude oil production in our areas of operation. The decline in natural gas prices over the prior years has caused a related decrease in natural gas drilling in the United States. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems. We anticipate the current level of exploration and production activities in all of the areas in which we operate to fluctuate, although we have no control over this activity. Fluctuations in natural gas and crude oil prices could affect production rates over time and levels of investment by third parties in exploration for and development of new natural gas and crude oil reserves.

Commodity Price Risk

Future exposure to changes in natural gas and NGL prices could have a material adverse effect on our business, results of operations and financial condition as changes in prices will impact our production levels and gathering volumes. On December 2, 2014, following the completion of the Acquisition, Green River Processing entered into the Keep-Whole Commodity Agreement with TRMC, to minimize and mitigate commodity price risk; however, it is renewed annually which is subject to renegotiation of terms and pricing each year. For the NGLs that we handle under keep-whole agreements, the Partnership has a fee-based processing agreement with Tesoro which minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. See Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information regarding related party agreements.
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

Factors Affecting the Comparability of Our Financial Results

Investment in Green River Processing

On July 1, 2014, the Partnership acquired 40% of the membership interests in Green River Processing from QEPFSC for $230 million. Green River Processing owns the Blacks Fork processing complex and the Emigrant Trail processing plant, both of which are located in southwest Wyoming. The Green River Processing Acquisition is accounted for as an equity method investment in an unconsolidated affiliate. For the three months ended March 31, 2015, Green River Processing net income attributable to the Partnership was $4 million.

Results of Operations

The discussion of our historical performance and financial condition is presented for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Revenues
Gathering and transportation	$33	$29
Condensate sales	2	2
Total revenues	35	31
Operating expenses
Gathering expense	6	6
General and administrative	4	5
Depreciation and amortization	8	8
Total operating expenses	18	19
Operating income	17	12
Income from unconsolidated affiliates (a)	6	2
Interest expense	(1)	(1)
Net income	22	13
Net income attributable to noncontrolling interest	(1)	(1)
Net income attributable to QEP Midstream	$21	$12
Operating Statistics
Natural gas throughput in millions of MMBtu (b)
Gathering and transportation	73	70
Equity interest (c)	7	5
Total natural gas throughput	80	75
Throughput attributable to noncontrolling interests (d)	(3)	(3)
Total throughput attributable to QEP Midstream	77	72
Crude oil and condensate gathering system throughput volumes (in MBbls) (b)	1,265	1,070
Water gathering volumes (in MBbls) (b)	1,194	1,076
Condensate sales volumes (in MBbls) (b)	25	25
Price
Average gas gathering and transportation fee (per MMBtu) (b)	$0.35	$0.31
Average oil and condensate gathering fee (per barrel)	$2.08	$2.36
Average water gathering fee (per barrel)	$1.88	$1.85
Average condensate sale price (per barrel)	$85.25	$85.25
Non-GAAP measures
Adjusted EBITDA (e)	$30	$20
Distributable Cash Flow (e)	$26	$18
_____________

(a)	Effective July 1, 2014, includes our 40% share of income from Green River Processing.
(b) MMBtu (“MMBtu”) represents one million British thermal units. A British thermal unit is a measure of the energy content in fuel. MBbls (“MBbls”) represents one thousand barrels.

(c)	Includes our 50% share of gross volumes from Three Rivers Gathering.

(d)	Includes the 22% noncontrolling interest in Rendezvous Gas.

(e)
Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures. See Definitions of these non-GAAP financial measures in section labeled “How we evaluate our business” above. Reconciliations of these non-GAAP financial measures are included in “Adjusted EBITDA and Distributable Cash Flow” below.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Gathering and transportation. Gathering and transportation revenue increased $4 million, or 14%, to $33 million for the three months ended March 31, 2015 (the “2015 Quarter”) compared to $29 million for the three months ended March 31, 2014 (the “2014 Quarter”).

Natural gas gathering and transportation revenue increased $6 million, or 27%, to $28 million for the 2015 Quarter, compared to $22 million for the 2014 Quarter. During the 2015 Quarter, there was throughput of 77 million MMBtu and an average gas gathering and transportation fee of $0.35 per MMBtu. The majority of the natural gas throughput was attributable to our Green River Gathering System and our Vermillion Gathering System, which contributed 60 MMBtu of throughput. During the 2014 Quarter, there was throughput of 72 million MMBtu and an average gas gathering and transportation fee of $0.31 per MMBtu.

Revenues from crude oil, condensate and water gathering decreased $2 million, or 29%, to $5 million during the 2015 Quarter, compared to $7 million for the 2014 Quarter. The average gathering fee for crude oil and condensate decreased by $0.28 per barrel during the 2015 Quarter as compared to the 2014 Quarter. This decrease was offset by a higher throughput for both crude oil and condensate and water gathering during the 2015 Quarter. The 2014 Quarter also included $2 million of revenue attributable to the Williston Gathering System.

Condensate sales. Revenue from condensate sales remained consistent at $2 million during the 2015 Quarter and the 2014 Quarter. During the 2015 Quarter and the 2014 Quarter, sales volumes were approximately 25 MBbls at a fixed price of $85.25 per barrel pursuant to our fixed price sales agreement with QEPFS and QEP, respectively.

Income from unconsolidated affiliates. Income from unconsolidated affiliates increased $4 million, or 200%, to $6 million for the 2015 Quarter, compared to $2 million for the 2014 Quarter. The 2015 Quarter includes $4 million of income from our 40% interest in Green River Processing, acquired July 1, 2014, and $2 million of income from our 50% interest in Three Rivers Gathering. During the 2014 Quarter, all of the income from unconsolidated affiliates was from our interest in Three Rivers Gathering.

Adjusted EBITDA and Distributable Cash Flow (Non-GAAP)

We believe that the presentation of Adjusted EBITDA and Distributable Cash Flow provides information useful to investors in assessing our results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are net income attributable to the Partnership and net cash provided by operating activities. Adjusted EBITDA and Distributable Cash Flow should not be considered an alternative to net income attributable to the Partnership, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and Distributable Cash Flow exclude some, but not all, items that affect net income attributable to the Partnership and net cash provided by operating activities, and these measures may vary among other companies. As a result, Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other companies.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Reconciliation of Net Income Attributable to QEP Midstream to Adjusted EBITDA and Distributable Cash Flows
Net income attributable to QEP Midstream	$21	$12
Interest expense	1	1
Depreciation and amortization	8	8
Noncontrolling interest share of depreciation and amortization (a)	(1)	(1)
QEP Midstream share of unconsolidated affiliates depreciation and amortization (b)	1	—
Adjusted EBITDA	$30	$20
Net cash interest paid	(1)	—
Maintenance capital expenditures	(1)	(4)
Reimbursements for maintenance capital expenditures	—	1
Cash adjustments related to equity method investments and noncontrolling interest	(2)	1
Distributable Cash Flow	$26	$18
_____________

(a)	Represents the noncontrolling interest’s 22% share of depreciation and amortization attributable to Rendezvous Gas Services.
(b) Represents QEP Midstream’s share of Three Rivers Gathering, L.L.C. and Green River Processing, LLC depreciation and amortization.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flows
Net cash provided by operating activities	$29	$22
Noncontrolling interest share of depreciation and amortization (a)	(1)	(1)
QEP Midstream share of unconsolidated affiliates depreciation and amortization (b)	1	—
Income from unconsolidated affiliates, net of distributions from unconsolidated affiliates	(2)	—
Net income attributable to noncontrolling interest	(1)	(1)
Interest expense	1	1
Working capital changes	3	(1)
Adjusted EBITDA	$30	$20
Net cash interest paid	(1)	—
Maintenance capital expenditures	(1)	(4)
Reimbursements for maintenance capital expenditures	—	1
Cash adjustments related to equity method investments and noncontrolling interest	(2)	1
Distributable Cash Flow	$26	$18
_____________

(a)	Represents the noncontrolling interest’s 22% share of depreciation and amortization attributable to Rendezvous Gas Services.
(b) Represents QEP Midstream’s share of Three Rivers Gathering, L.L.C. and Green River Processing, LLC depreciation and amortization.

Liquidity and Capital Resources

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

Cash Flow

The following table and discussion present a summary of our net cash from operating activities, investing activities and financing activities for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net cash from (used in):
Operating activities	$29	$22
Investing activities	$(4)	$(6)
Financing activities	$(32)	$(15)

Operating Activities. The primary components of net cash provided by operating activities are net income, non-cash adjustments to net income and changes in working capital and are presented in the following table.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net income	$22	$13
Non-cash adjustments to net income	10	8
Changes in operating assets and liabilities	(3)	1
Net cash from operating activities	$29	$22

Investing Activities. Capital expenditures are presented in the following table for the periods specified below.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Total accrued capital expenditures	$1	$6
Change in accruals and non-cash items	1	—
Total cash capital expenditures	$2	$6

Financing Activities. For the three months ended March 31, 2015, the Partnership’s cash used in financing activities consisted of $13 million of net repayments under the Affiliate Credit Agreement, $17 million in unitholder distributions paid in February 2015 and $2 million in distributions to its noncontrolling interest in Rendezvous Gas Services. For the three months ended March 31, 2014, the Partnership’s cash used in financing activities consisted primarily of $14 million in unitholder distributions paid in February 2014 and $2 million in distributions related to its noncontrolling interest in Rendezvous Gas Services.

Capital Requirements

The natural gas and crude oil gathering segment of the midstream energy business is capital-intensive, requiring investment for the maintenance of existing gathering systems and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Our First Amended and Restated Agreement of Limited Partnership, (the “Partnership Agreement”), includes provisions regarding cash distributions, conflicts of interest and duties, description and transfer of common units and information regarding material federal income tax consequences. The Partnership Agreement also requires that we categorize our capital expenditures as either maintenance or growth.

The following table is a summary of our capital expenditures for the periods specified below (in millions):

	Three Months Ended March 31,
	2015	2014
Growth	$—	$2
Maintenance (a)	1	4
Total Capital Expenditures	$1	$6
_____________

(a)
The 2014 amount includes $4 million of well-connects capital expenditures. In 2015, well-connects capital expenditures are categorized as growth capital expenditures but were not materially significant.

Maintenance capital expenditures were mainly related to scheduled maintenance overhauls, the addition of combustors on the Vermillion Gathering System as required by the Environmental Protection Agency, Central Gathering Facility (“CGF”) modification projects and CGF loadbanks in the Pinedale Field.

We expect our gross capital expenditures to range from $60 million to $65 million during 2015. This amount includes approximately $10 million of maintenance capital and approximately $50 million to $55 million of growth capital. Maintenance capital spending includes expected spending for line replacement and odorization in the Pinedale area. Growth capital spending includes reducing pipeline pressures in Pinedale Field by compressor modifications in order to allow gas to flow more freely from wells. Growth capital spending also includes adding additional compression and gathering lines at Vermillion and connecting more producers into our system in North Dakota. Capital spending for well-connects is included in growth capital in 2015, but was included in maintenance capital spending during 2014. Capital spending may vary significantly from period to period based on the investment opportunities available to us and the timing of large maintenance items. We expect to fund the 2015 capital expenditures with cash flow generated from operations and borrowings under our Affiliate Credit Agreement.

Distributions

On January 23, 2015, the Partnership declared its quarterly cash distribution totaling $17 million, or $0.31 per unit, for the fourth quarter of 2014. This distribution was paid on February 13, 2015, to unitholders of record on the close of business on February 3, 2015. Further, on April 22, 2015, the Partnership declared a quarterly cash distribution totaling $18 million, or $0.32 per unit for the first quarter of 2015. The quarterly distribution will be paid on May 15, 2015, to unitholders of record as of the close of business on May 4, 2015. The distribution for the first quarter of 2015 includes approximately $1 million in distributions related to the General Partner’s incentive distribution rights.

The Affiliate Credit Agreement

On December 2, 2014, we entered into the $500 million unsecured, Affiliate Credit Agreement with QEPFS. Under the Affiliate Credit Agreement, QEPFS agreed to provide revolving loans and advances to us up to a borrowing capacity of $500 million. The Affiliate Credit Agreement is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes, including distributions. The Affiliate Credit Agreement is likely to limit our ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	make capital expenditures;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

The Affiliate Credit Agreement also includes covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests. As of March 31, 2015, there was $197 million outstanding under the Affiliate Credit Agreement, and the Partnership was in compliance with the covenants under the Affiliate Credit Agreement. At March 31, 2015, the weighted average interest rate for borrowings was a Eurodollar rate of 0.17% plus an applicable Eurodollar margin of 1.75%. The maturity date of the Affiliate Credit Agreement is August 14, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Credit Risk

Our exposure to credit risk may be affected by our concentration of customers due to changes in economic or other conditions. Our customers include companies that may react differently to changing conditions. Our principal customers are QEP Resources and Questar Gas Company (“QGC”). We bear credit risk represented by our exposure to non-payment or non-performance by our customers, including QEP Resources and QGC. Consequently, we are subject to the risk of non-payment or late payment by QEP Resources and QGC of gathering fees, and this risk is greater than it would be with a broader customer base with a similar credit profile.

Our gathering agreement with QGC is the subject of ongoing litigation, in which QGC is disputing the calculation of the gathering rate and has been netting the disputed amount from its monthly payment of gathering fees to QEPFSC and the Partnership since the second quarter of 2012. The Partnership has been indemnified by TLLP for costs, expenses and other losses incurred by the Partnership in connection with the QGC dispute, subject to certain limitations, as set forth in the Amended Omnibus Agreement. In December 2014, the trial court granted a partial summary judgment in favor of QGC on the issues of the appropriate methodology for certain of the cost of service calculations. As a result of our indemnification by TLLP, the outcome of this litigation is not expected to have a material impact on our financial condition, results of operations, or liquidity. Issues regarding other calculations, the amount of damages and certain counterclaims in the litigation remain open pending a trial on the merits. For more information regarding the litigation with QGC, refer to Note 6 - Commitments and Contingencies.

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

Related Parties

Our General Partner is owned by QEPFS, which became a subsidiary of TLLP as of December 2, 2014. As of March 31, 2015, QEPFS owns 3,701,750 common units and 26,705,000 subordinated units representing a 56% limited partner interest in us. In addition, our General Partner owns 1,090,495 general partner units representing a 2% general partner interest in us, as well as incentive distribution rights. Transactions with our General Partner, QEPFS and TLLP are considered to be related party transactions because our General Partner and its affiliates own more than 5% of our equity interests. Prior to the Acquisition, QEPFS was owned by QEP Resources.

Prior to the Acquisition, the Partnership entered into various midstream agreements with QEP Resources and QEPFSC including natural gas, crude oil, water and condensate gathering and transportation agreements, a fixed price condensate purchase agreement, operating agreements and other service agreements. These agreements with QEPFSC and QEP Resources were assigned to QEPFS, TLLP and TLLP’s general partner. The terms of the assigned agreements remained substantially similar subsequent to the Acquisition. The Partnership believes that the terms and conditions under these agreements are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services in the ordinary course of its business. For a summary of revenue and expenses recognized pursuant to these agreements, refer to Item 1, Note 3 to our consolidated financial statements.

Amended Omnibus Agreement

On December 2, 2014, the Partnership entered into the Amended Omnibus Agreement with TLGP and affiliates. The Amended Omnibus Agreement restated and amended the Original Omnibus Agreement dated August 14, 2013, and established the general and administrative expense that TLGP would charge to the Partnership. TLGP charged the Partnership a combination of direct and allocated charges for administrative and operational services in accordance with the amended agreement. During the three months ended March 31, 2015, the Partnership was charged $4 million under the Amended Omnibus Agreement by TLGP.

See Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information regarding related party agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Partnership’s Affiliate Credit Agreement contains a variable interest rate that exposes us to volatility in interest rates. At March 31, 2015, the Partnership had $197 million outstanding under the Affiliate Credit Agreement. If interest rates had increased or decreased 0.25% over the three months ended March 31, 2015, at our average level of borrowing for the same period, our interest expense would have increased or decreased by less than $1 million.

Commodity Price Risk

We bear a limited degree of commodity price risk with respect to our gathering contracts. Specifically, pursuant to our contracts, we retain and sell condensate that is recovered during the gathering of natural gas. Thus, a portion of our revenues is dependent upon the price received for the condensate. However, on August 14, 2013, the Partnership entered into a fixed a fixed-price condensate purchase agreement with QEPFS, which requires us to sell and QEPFS to purchase all of the condensate volumes collected on our gathering systems at a fixed price of $85.25 per barrel of product over a primary term of five years.

As a result of our investment in Green River Processing, a portion of our profitability is directly affected by prevailing commodity prices related to keep-whole processing contracts. Green River Processing processes gas for certain producers under “keep-whole” processing agreements.  Under a keep-whole agreement, a producer transfers title to the NGLs produced during gas processing, and the processor, in exchange, delivers to the producer natural gas with a BTU content equivalent to the NGLs removed.  The operating margin for these agreements is determined by the spread between NGL sales prices and the price paid to purchase the replacement natural gas (“Shrink Gas”). Effective December 2, 2014, following the completion of the Acquisition, TRMC and Green River Processing entered into the Keep-Whole Commodity Agreement to minimize commodity price risk. Under the Keep-Whole Commodity Agreement with TRMC, TRMC pays Green River Processing a fee to process NGLs related to keep-whole agreements and delivers Shrink Gas to the producers on behalf of Green River Processing.  Green River Processing pays TRMC a marketing fee in exchange for assuming the commodity risk.

Terms and pricing under this agreement are revised each year. The Keep-Whole Commodity Agreement minimizes the impact of commodity price movement during the annual period subsequent to renegotiation of terms and pricing each year. However the annual fee we charge TRMC could be impacted as a result of any changes in the spread between NGL sales prices and the price of natural gas. See Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information regarding the terms and conditions of the Keep-Whole Commodity Agreement.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates by reference information that includes or is based upon “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. We use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements include statements relating to, among other things:

•	favorable terms of related party agreements;

•	fees charged for firm service and the steadiness of revenues from fee-based agreements;

•	seasonality of our business;

•	estimated amounts and allocation of capital expenditures;

•	factors affecting the comparability of our operating results;

•	estimates of contingency losses and the outcome of pending litigation and other legal proceedings;

•	drilling activity on dedicated acreage and its impact on throughput levels and production;

•	correlation of drilling activity with commodity prices and production levels;

•	impact of growth capital expenditures on operating capacity and income;

•	ability to negotiate contractual terms to generate an acceptable rate of return;

•	the timing, terms or potential structure of the proposed combination of the Partnership and TLLP;

•	our ability to maximize operating profits by minimizing operating and maintenance costs;

•	stability of operating and maintenance costs across broad ranges of throughput volumes;

•	fluctuation of operating and maintenance costs from period to period;

•	the significance of Adjusted EBITDA and Distributable Cash Flow as performance measures;

•	trends impacting our business;

•	anticipated levels of exploration and production activities in the areas we operate;

•	impact of oil and natural gas prices on production rates;

•	decline in production from the various properties dedicated to our gathering systems;

•	impact of inflation and our ability to recover higher operating costs from our customers;

•	impact of interest rates on our unit price, cost of capital and ability to raise funds, expand operations or make future acquisitions;

•	impact of regulations on our compliance costs, the time to obtain required permits and throughput in our gathering systems;

•	acquisitions of additional midstream assets from QEP Field Services, LLC and third parties;

•	impact of changes to the funding of affiliated and third party transactions on the comparability of our cash flow statements, working capital analysis and liquidity;

•	amount, funding and timing of future cash distributions;

•	variance of growth capital expenditures from period to period;

•	funding for acquisition and growth capital expenditures;

•	sources of liquidity;

•
sufficiency of cash provided by operating activities, borrowings under our affiliate credit agreement and issuance of additional debt and equity securities to satisfy short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions;

•	exposure to credit risk resulting from the concentration of our customers;

•	impact of QEP Resources and Questar Gas Company’s, as our largest customers, failure to perform under the terms of our gathering agreements;

•	adequacy of our credit review procedures, loss reserves, customer deposits and collection procedures;

•	exposure to commodity price risks;

•	estimated amounts and timing of distributions; and

•	impact of recent accounting developments.

Any or all forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions or by known or unknown risks or uncertainties. Many such factors will be important in determining actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, the following:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for oil and natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the potential failure to complete the proposed combination with TLLP;

•	the price and availability of debt and equity financing;

•	the availability and price of oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating risks and hazards incidental to transporting, storing and processing oil and natural gas, as applicable;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	production trends in our areas of operations;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in availability and cost of capital;

•	changes in tax status;

•	the effect of existing and future laws and government regulations; and

•	the effects of future litigation.

QEP Midstream undertakes no obligation to publicly correct or update the forward-looking statements in this Quarterly Report on Form 10-Q, in other documents, or on the website to reflect future events or circumstances. All such statements are expressly qualified by this cautionary statement.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is accumulated and appropriately communicated to management. In 2014, we completed a transition from the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework for assessing our internal control effectiveness over financial reporting. There have been no significant changes in our internal controls over financial reporting (as defined by applicable Securities and Exchange Commission rules) during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect these controls.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below will not have a material impact on our liquidity, consolidated financial position, or results of operations. There were no new proceedings or material developments in proceedings that were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides a summary of all purchases by the Partnership of its common units during the three-month period ended March 31, 2015.

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Remaining at Period End Under the Plan or Programs (In Millions)
January 2015	—	$—	—	$—
February 2015	—	$—	—	$—
March 2015	1,441	$16.21	—	$—
Total	1,441		—
_____________

(a)	The entire 1,441 units were acquired from employees during the first quarter of 2015 to satisfy tax withholding obligations in connection with the vesting of phantom units issued to them.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of April 6, 2015, by and among Tesoro Logistics LP, Tesoro Logistics GP, LLC, QEP Field Services, LLC, TLLP Merger Sub LLC, QEP Midstream Partners, LP and QEP Midstream Partners GP, LLC. (incorporated by reference herein to Exhibit 2.1 to the Partnership's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2015, File 1-36047).

10.1
Support Agreement, dated as of April 6, 2015, by and among QEP Midstream Partners, LP, Tesoro Logistics LP, and QEP Field Services, LLC (incorporated by reference herein to Exhibit 10.1 to the Partnership's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2015, File 1-36047).

*10.2	Form of QEP Midstream Partners, LP 2013 Long-Term Incentive Plan Common Unit Agreement for grants made to non-employee directors on or after February 26, 2015.

*31.1	Certification by Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

_____________

*	Filed herewith

**	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QEP MIDSTREAM PARTNERS, LP
(Registrant)

	By:	QEP Midstream Partners GP, LLC
(its General Partner)

May 8, 2015		/s/ GREGORY J. GOFF
Gregory J. Goff
Chief Executive Officer
(Principal Executive Officer)

May 8, 2015		/s/ STEVEN M. STERIN
Steven M. Sterin
Vice President and Chief Financial Officer
(Principal Financial Officer)